Form 10-Q
period 2014-06-30
Glori Energy Inc.
filed 2014-08-13
CIK 1597131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 000-55261
GLORI ENERGY INC.
(Exact name of registrant as specified in its charter)

Delaware	46-4527741
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

4315 South Drive
Houston, Texas 77053	77053
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code: (713) 237-8880
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company.)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act). ☐ Yes ☑ No
There were 30,494,216 $0.001 par value common shares outstanding on August 11, 2014.

INDEX TO FINANCIAL STATEMENTS

GLORI ENERGY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31, 2013	June 30, 2014
		(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$20,867	$38,204
Accounts receivable, less allowance for doubtful accounts of $80 and $40 as of December 31, 2013 and June 30, 2014, respectively	307	1,701
Prepaid expenses and other current assets	71	167
Inventory	24	387
Total current assets	21,269	40,459

Property and equipment:
Proved oil and gas properties - successful efforts	3,141	42,985
Other property and equipment	4,892	5,214
	8,033	48,199

Less: accumulated depreciation, depletion and amortization	(5,223)	(6,674)
Total property and equipment, net	2,810	41,525

Deferred offering costs	378	—
Deferred loan costs	162	706
Total assets	$24,619	$82,690

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$534	$1,501
Deferred revenues	1,753	1,280
Accrued expenses	417	2,430
Current portion of long-term debt	3,499	4,042
Total current liabilities	6,203	9,253

Long-term liabilities:
Long-term debt, less current portion	1,771	17,510
Other long-term liabilities	449	2,892
Total long-term liabilities	2,220	20,402
Total liabilities	8,423	29,655

Commitments and contingencies

Stockholders' equity:
Common stock, $.0001 par value, 100,000,000 shares authorized, 22,450,688 and 31,389,716 shares issued and outstanding as of December 31, 2013 and June 30, 2014, respectively	2	3
Additional paid-in capital	61,609	105,191
Accumulated deficit	(45,415)	(52,159)
Total stockholders' equity	16,196	53,035
Total liabilities and stockholders' equity	$24,619	$82,690

The accompanying notes are an integral part of these consolidated financial statements.

GLORI ENERGY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
	(Unaudited)		(Unaudited)
Revenues:
Oil and gas revenues	$164	$3,644	$271	$4,386
Service revenues	771	1,912	1,388	2,172
Total revenues	935	5,556	1,659	6,558

Operating expenses:
Oil and gas operations	547	2,994	1,122	4,221
Service operations	591	1,517	1,161	2,058
Science and technology	405	397	772	717
Selling, general and administrative	1,087	1,370	2,154	2,632
Depreciation, depletion and amortization	126	1,158	299	1,606
Total operating expenses	2,756	7,436	5,508	11,234

Loss from operations	(1,821)	(1,880)	(3,849)	(4,676)

Other (expense) income:
Interest expense	(253)	(1,257)	(518)	(1,604)
Gain on change in fair value of warrants	—	—	—	2,454
Loss on commodity derivatives	—	(2,791)	—	(2,791)
Other income (expense)	—	10	(15)	15
Total other (expense) income, net	(253)	(4,038)	(533)	(1,926)

Net loss before taxes on income	(2,074)	(5,918)	(4,382)	(6,602)

Income tax expense	—	142	—	142

Net loss	$(2,074)	$(6,060)	$(4,382)	$(6,744)

Net loss per common share, basic and diluted	$(1.92)	$(0.20)	$(4.09)	$(0.26)

Weighted average common shares outstanding, basic and diluted	1,078	29,642	1,071	26,179

The accompanying notes are an integral part of these consolidated financial statements.

GLORI ENERGY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Stockholders' equity
	(Unaudited)

			Additional		Total
	Common stock		paid-in	Accumulated	stockholders'
	Shares	Par value	capital	deficit	equity

Balances as of December 31, 2013, as converted (see Note 3)	22,450,688	$2	$61,609	$(45,415)	$16,196

Stock based compensation	—	—	155	—	155

Issuance, repurchase and cancellation of common shares	—	—	(30)	—	(30)

Change in fair value of warrant liability	—	—	(2,454)	—	(2,454)

Share issuance, as converted (formerly C-2 preferred shares and warrants, see Note 3)	1,133,869	—	5,049	—	5,049

Recapitalization due to merger (see Note 3)	6,658,449	1	34,725	—	34,726

Debt conversion to common stock	250,000	—	2,000	—	2,000

Warrants exchanged for common shares	483,010	—	—	—	—

Warrant exercises	413,700	—	4,137	—	4,137

Net loss	—	—	—	(6,744)	(6,744)

Balances as of June 30, 2014	31,389,716	$3	$105,191	$(52,159)	$53,035

The accompanying notes are an integral part of these consolidated financial statements.

GLORI ENERGY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2013	2014
	(Unaudited)
Cash flows from operating activities:
Net loss	$(4,382)	$(6,744)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization of property and equipment	299	1,606
Stock-based compensation	446	155
Amortization of deferred loan costs	98	223
Accretion of end-of-term charge	48	48
Loss on disposal of property and equipment	15	—
Gain on change in fair value of warrant liabilities	—	(2,454)
Accretion of discount on long-term debt	33	33
Loss on change in fair value of commodity derivatives	—	2,568
Changes in operating assets and liabilities:
Accounts receivable	(113)	(1,394)
Prepaid expenses	(52)	(96)
Inventory	39	(36)
Accounts payable	(7)	433
Deferred revenues	17	(473)
Accrued expenses	(206)	864
Net cash used in operating activities	(3,765)	(5,267)

Cash flows from investing activities:
Purchase of proved oil and gas property	—	(39,581)
Purchase of other property and equipment	(272)	(149)
Net cash used in investing activities	(272)	(39,730)

Cash flows from financing activities:
Proceeds from issuance of common stock, preferred stock and preferred warrants	11,703	5,019
Proceeds from issuance of long-term debt	—	24,035
Proceeds from exercise of warrants	—	4,137
Proceeds from merger with Infinity Corp.	—	38,490
Payments for deferred offering costs	(45)	(2,794)
Payments for deferred loan costs	—	(767)
Payments on long-term debt	(894)	(5,786)
Net cash provided by financing activities	10,764	62,334

Net increase in cash and cash equivalents	6,727	17,337

Cash and cash equivalents, beginning of period	18,707	20,867

Cash and cash equivalents, end of period	$25,434	$38,204

Non-cash financing and investing activities:
Contribution of capital equal to fair value of derivative due to termination of derivative liability	$2,329	$—
Fair value of preferred stock and preferred warrants in excess of proceeds	(1,194)	—
Asset retirement obligation assumed	—	745

Changes in financial statement amounts due to purchase of the Coke Field Assets:
Inventory	—	327

Supplemental cash flow information:
Interest paid	$398	$662

The accompanying notes are an integral part of these consolidated financial statements.

GLORI ENERGY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - ORGANIZATION, NATURE OF BUSINESS AND LIQUIDITY

Glori Energy Technology Inc., a Delaware corporation (formerly Glori Energy Inc.)("GETI"), was incorporated in November 2005 (as successor in interest to Glori Oil LLC) to increase production and recovery from mature oil wells using state of the art biotechnology solutions.

In October 2007, GETI formed Glori Oil (Argentina) Limited, a Delaware corporation, as a wholly-owned subsidiary, to conduct research in Argentina. In April and May 2008, GETI formed Glori Oil S.R.L. which was owned by Glori Oil (Argentina) Limited (97%) and Glori Energy Inc. (3%) and domiciled in Argentina to conduct GETI’s Argentinian operations.

Management has undertaken the dissolution of Glori Oil S.R.L. and is awaiting confirmation on the effectiveness of the dissolution. During the three months ended June 30, 2013 and June 30, 2014, the Company derived no revenues from this subsidiary and as of December 31, 2013 and June 30, 2014, the subsidiary had no assets. Management does not anticipate significant expenses for any remaining dissolution efforts.

In September 2010, GETI incorporated Glori Canada Ltd. (formerly Glori Oil Ltd.) in the province of Alberta, Canada, with registration in the province of Saskatchewan, as a wholly-owned subsidiary, to conduct GETI’s business operations in Canada.

In October 2010, GETI activated a previously dormant wholly-owned subsidiary, Glori Holdings Inc. (formerly Glori Oil Holdings Company), to acquire a 100% working interest in a leasehold in Kansas, the Etzold Field, in exchange for the assumption of the asset retirement obligation (the plugging and abandonment liability) of the existing wells on the leasehold and an overriding royalty interest. In September 2012, GETI acquired a 100% working interest in an adjacent property, in exchange for the assumption of the asset retirement obligation, cash and an overriding royalty interest.

In February 2011, GETI incorporated Glori California Inc. (formerly Glori Oil California Limited) to conduct operations in the state of California.

In September 2013, GETI incorporated OOO Glori Energy in Russia as a first step toward investigating potential projects in that country.

In January 2014, GETI entered into a merger and share exchange agreement with Infinity Cross Border Acquisition Corporation and certain of its affiliates, Glori Acquisition Corp., Glori Merger Subsidiary, Inc., and Infinity-C.S.V.C. Management Ltd., an INXB Representative. On April 14, 2014, the merger and share exchange agreement was closed and the merger was consummated. As a result of this transaction, Infinity Cross Border Acquisition Corporation merged with and into Glori Acquisition Corp., with Glori Acquisition Corp. surviving the merger. Following that merger, Glori Merger Subsidiary, Inc. merged with and into GETI, with GETI surviving the merger. Following both of these mergers, GETI became the wholly-owned subsidiary of Glori Acquisition Corp., and Glori Acquisition Corp. adopted the name "Glori Energy Inc."

In March 2014, GETI incorporated Glori Energy Production Inc., a wholly-owned subsidiary of Glori Holdings Inc. to purchase the Coke Field Assets (see NOTE 4) and incur the associated acquisition debt.

Glori Energy Inc., GETI, Glori Oil (Argentina) Limited, Glori Oil S.R.L., Glori Canada Ltd., Glori Holdings Inc., Glori California Inc., OOO Glori Energy and Glori Energy Production Inc. are collectively referred to as the “Company”, "Glori", "Glori Energy", "we", "us", and "our" in the condensed consolidated financial statements.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

We have prepared the condensed consolidated financial statements included herein pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to these rules and regulations. In the opinion of management, these condensed consolidated financial statements contain all adjustments necessary to present fairly the Company’s condensed consolidated balance sheets as of December 31, 2013 and June 30, 2014 (unaudited), condensed consolidated statements of operations and for the three and six months ending June 30, 2013 and 2014 (unaudited), condensed consolidated statement of stockholders’ equity for the six months ended June 30, 2014 (unaudited) and condensed consolidated statements of cash flows for the six months ended June 30, 2013 and 2014 (unaudited). All such adjustments represent normal recurring items. The financial information contained in this report for the three and six months ended June 30, 2013 and 2014, and as of June 30, 2014, is unaudited. These consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the year ended December 31, 2013 and the notes thereto.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Glori Energy Inc. and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Reclassificiations

Certain 2013 amounts related to oil and gas revenues, service revenues, oil and gas operations, service operations and depreciation, depletion and amortization have been reclassified for comparative purposes.

NOTE 3 - MERGER WITH INFINITY CROSS BORDER ACQUISITION CORPORATION

On January 8, 2014, GETI executed a merger and share exchange agreement (the "Merger") with Infinity Cross Border Acquisition Corporation (“Infinity Corp.” - a special purpose acquisition company or blank check company publicly traded on NASDAQ) and certain of its affiliates. On April 14, 2014, the Merger was consummated. Pursuant to the terms of the Merger, in exchange for all of GETI's outstanding shares and warrants, Infinity Corp. issued 23,584,557 shares of common stock on a pro rata basis to the stockholders and warrant holders of GETI. GETI obtained effective control of Infinity Corp. subsequent to the Merger and thus the Merger was accounted as a reverse acquisition and recapitalization of GETI in accordance with ASC 805 - Business Combinations. Subsequent to the Merger, the GETI shareholders retained a substantial majority of voting interest and positions on the Board of Directors. Additionally GETI's management is retained and GETI's operations comprise the ongoing operations post Merger.

In the condensed consolidated financial statements, the number of shares of common stock attributable to the Company is reflected retroactive to December 31, 2013 to facilitate comparability to prior periods. Accordingly, the number of shares of common stock presented as outstanding as of December 31, 2013 totals 22,450,688 which represents the number of common shares that were received for pre Merger GETI preferred stock, common stock and warrants as of December 31, 2013.

The following table (in thousands, except share amounts) presents the condensed consolidated statements of temporary equity and stockholders' equity as if the Merger had occurred on December 31, 2013. The beginning balances as of December 31, 2013, shown in the table below, represent the Company's pre Merger temporary equity and stockholders' equity previously stated as of December 31, 2013. The balances as of December 31, 2013, as converted, represent the post Merger stockholders' equity received in exchange for the pre Merger temporary equity and stockholders' equity at December 31, 2013.

	Temporary equity - convertible redeemable preferred stock									Stockholders' equity
	(Unaudited)									(Unaudited)

									Total			Additional		Total
	Series A Preferred		Series B Preferred		Series C Preferred		Series C-1 Preferred		temporary	Common stock		paid-in	Accumulated	stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	equity	Shares	Par value	capital	deficit	equity

Balances as of December 31, 2013	475,541	$13,762	2,901,052	$31,900	7,296,607	$29,773	4,462,968	$3,234	$78,669	3,295,771	$1	$—	$(76,379)	$(76,378)

Reversal of pre Merger temporary equity	(475,541)	(13,762)	(2,901,052)	(31,900)	(7,296,607)	(29,773)	(4,462,968)	(3,234)	$(78,669)	—	—	—	78,669	78,669

Reversal of pre Merger common shares	—	—	—	—	—	—	—	—	—	(3,295,771)	(1)	1	—	—

Reclassification of pre Merger warrants from liability to additional paid-in capital	—	—	—	—	—	—	—	—	—	—	—	13,905	—	13,905

Conversion of pre Merger shares to post Merger shares	—	—	—	—	—	—	—	—	—	22,450,688	2	(2)	—	—

Segregate historical accumulated deficit from additional paid-in capital	—	—	—	—	—	—	—	—	—	—	—	47,705	(47,705)	—

Balances as of December 31, 2013, as converted	—	$—	—	$—	—	$—	—	$—	$—	22,450,688	$2	$61,609	$(45,415)	$16,196

Not shown in the above table is the pre Merger issuance by GETI of 1,842,028 C-2 preferred shares and 1,640,924 C-2 preferred warrants for net proceeds of $5,049,000 on March 13, 2014. These shares and warrants were exchanged for 1,133,869 shares of common stock in the Merger.

The following table shows the number of common stock of the Company issued and outstanding related to the consummation of the Merger:

Number of Shares
(Unaudited)

Ordinary shares issued to Infinity Corp. founder shareholders	1,437,500
Ordinary shares issued to Infinity Corp. shareholders	5,750,000
Less: Ordinary shares redeemed	(2,351,533)
Ordinary shares issued underwriter for UPO warrant conversion	100,000
Ordinary shares issued for PIPE Investment (excluding Petro-Hunt portion of the PIPE Investment)	812,500
Ordinary shares issued for PIPE Investment (Petro-Hunt portion of PIPE Investment)	250,000
Ordinary shares issued for the optional PIPE Investment	909,982
Ordinary shares issued to Glori Energy Inc. shareholders	23,584,557
30,493,006

In connection with the Merger, the Company received approximately $24.7 million, net of certain expenses and fees, and approximately $13.8 million in cash from the private placement of 1,722,482 shares of common stock at $8.00 per share from Infinity Group, Hicks Equity Partners LLC and other investors. All of GETI’s previously outstanding common shares, preferred shares and warrants were exchanged for approximately 23,584,557 common shares in the newly merged entity, and accordingly, the Company no longer has liabilities for the fair value of such warrants and temporary equity previously reported in the Company's consolidated balance sheets. Additionally on April 14, 2014 Petro-Hunt exercised their option to convert their $2.0 million receivable from the Company to common shares at $8.00 per share or 250,000 shares (see NOTE 7).

In addition to the common stock issued in the Merger the Company has 5,326,200 warrants outstanding at June 30, 2014 to purchase common stock of the Company at a per share price of $10.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	December 31, 2013	June 30, 2014
		(Unaudited)

Proved oil and gas properties - successful efforts	$3,141	$42,985
Construction in progress	902	812
Laboratory and warehouse facility	591	591
Laboratory and field service equipment	2,968	2,973
Office equipment, computer equipment, vehicles and other	431	838
	8,033	48,199

Less: accumulated depreciation, depletion and amortization	(5,223)	(6,674)

Total property and equipment, net	$2,810	$41,525

Depreciation and amortization expense was $71,000, depletion expense was $52,000 and accretion expense related to the asset retirement obligation was $3,000 for the three months ended June 30, 2013. Depreciation and amortization expense was $112,000, depletion expense was $1,032,000 and accretion expense related to the asset retirement obligation was $14,000 for the three months ended June 30, 2014. For the six months ended June 30, 2013 depreciation and amortization expense was $208,000, depletion expense was $85,000 and accretion expense related to the asset retirement obligation was $6,000. Depreciation and amortization expense was $236,000, depletion expense was $1,259,000 and accretion expense related to the asset retirement obligation was $111,000 for the six months ended June 30, 2014.

On March 14, 2014, a subsidiary of the Company, Glori Energy Production Inc., acquired certain oil, gas and mineral leases in Wood County Texas (the “Coke Field Assets”) from Petro-Hunt L.L.C. (“Petro-Hunt”) for (i) $38.0 million in cash and a $2.0 million convertible note payable (see NOTE 7) to Petro-Hunt, subject to certain purchase price adjustments primarily for net revenues in excess of direct operating expenses of the property from January 1, 2014 through the closing date, March 14, 2014, and (ii) the assumption of the asset retirement obligation related to plugging and abandoning the Coke Field Assets.

The Company has included revenues and expenses related to the Coke Field Assets for the period from March 15 through June 30, 2014 in the condensed consolidated statement of operations for the six months ended June 30, 2014. For this period, the revenues and net loss attributable to the Coke Field Assets were $4,211,000 and $2,761,000, respectively. The net loss includes a $2,791,000 loss on commodity derivatives related to the Company's volume based production swaps (see NOTE 6).

Of the total $39.2 million total purchase price of the Coke Field Assets, the Company recognized at approximate fair market value assets such as office equipment and trucks included in property and equipment on the Company’s condensed consolidated balance sheet of approximately $310,000 and items such as tubular stock of $327,000 classified in inventory on the Company’s condensed consolidated balance sheet. The remaining purchase price balance was allocated to proved oil and gas properties in property and equipment on the Company’s condensed consolidated balance sheet. Also included in proved oil and gas properties, the Company recognized an asset associated with the asset retirement obligation (plugging and abandonment of wells) of $745,000 and an offsetting liability included in other long-term liabilities on the Company’s condensed consolidated balance sheet.

The following summary presents unaudited pro forma information for the Company for the three and six months ended June 30, 2013 and 2014, as if the Coke Acquisition had been consummated at January 1, 2013 and 2014, respectively (in thousands, except per share amounts):

	For the Three Months Ended June 30,
	2013	2014
	(Unaudited)

Total revenues	$4,966	$5,556
Net loss	(4,732)	(6,060)

Net loss per common shares, basic and diluted	$(4.39)	$(0.20)

Weighted average shares outstanding:
Basic	1,078	29,642
Diluted	1,078	29,642

	For the Six Months Ended June 30,
	2013	2014
	(Unaudited)

Total revenues	$9,274	$9,393
Net loss	(6,631)	(7,527)

Net loss per common shares, basic and diluted	$(6.19)	$(0.29)

Weighted average shares outstanding:
Basic	1,071	26,179
Diluted	1,071	26,179

NOTE 5 – FAIR VALUE MEASUREMENTS

FASB standards define fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The standard also establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; or other inputs that are observable or can be corroborated by observable market data.

Level 3 – Unobservable inputs that are supported by little or no market activity and that are financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment or estimation.

If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

The following table summarizes the financial liabilities measured at fair value, on a recurring basis as of  June 30, 2014 (in thousands):

	Fair value measurements using
	Level 1	Level 2	Level 3	Total
	(Unaudited)

June 30, 2014
Current liability commodity derivative	$—	$837	$—	$837
Non-current liability commodity derivative	—	1,731	—	1,731
	$—	$2,568	$—	$2,568

The Level 2 instruments presented in the table above consists of derivative instruments made up of commodity swaps. The fair values of the Company's commodity derivative instruments are based upon the NYMEX futures value of oil less the contracted per barrel rate to be received. The Company records a liability associated with the futures contracts when the futures price of oil is greater than the contracted per barrel rate to be received and an asset when the futures price of oil is less than the contracted per barrel rate to be received.

NOTE 6 - DERIVATIVE INSTRUMENTS

The Company utilizes derivative financial instruments to manage risks related to changes in oil prices. The Company is currently engaged in oil commodity swaps where a fixed price is received for a portion of the Company's oil production. In return the Company pays a floating price based upon NYMEX oil prices. Although these arrangements are designed to reduce the downside risk of a decline in oil prices on the covered production they conversely limit potential income from increases in oil prices and expose the Company to the credit risk of counterparties. The Company manages the default risk of counterparties by engaging in these agreements with only high credit quality multinational energy companies and through the continuous monitoring of their performance.

As of June 30, 2014 the Company had the following open positions on our outstanding commodity derivative contracts:

Period	Volume/Month (Bbls)	Price/Unit	Fair Value
(Unaudited)

July 2014 - March 2015	8,400	$94.11	596,000
April 2015 - March 2016	7,300	$86.50	756,000
April 2016 - March 2017	6,550	$82.46	643,000
April 2017 - March 2018	5,800	$80.53	573,000

The Company has not elected to designate any of these as derivative contracts for hedge accounting. Accordingly, the derivative contracts are carried at fair value on the condensed consolidated balance sheet as assets or liabilities. For each reporting period the contracts are marked-to-market and the resulting unrealized changes in the fair value of the assets and liabilities are recognized on the condensed consolidated statements of operations. The payables and receivables resulting from the closed derivative contracts result in realized gains and losses recorded on the Company's condensed consolidated statements of operations. The unrealized and realized gains and losses on derivative instruments are recognized in the loss on derivatives line item located in other (expense) income.

The following tables summarize the unrealized and realized loss on commodity derivatives (in thousands):

Three Months Ended June 30,
2014
(Unaudited)

Unrealized loss on commodity derivatives	$2,568
Realized loss on commodity derivatives	223
$2,791

Six Months Ended June 30,
2014
(Unaudited)

Unrealized loss on commodity derivatives	$2,568
Realized loss on commodity derivatives	223
$2,791

NOTE 7 - LONG TERM DEBT

On June 11, 2012, the Company entered into a secured term promissory note in the amount of $8.0 million. The note contains a 10.0% annual interest rate subject to increase based upon an increase in the prime rate. The loan is secured by substantially all assets of the Company with the exception of the Coke Field Assets. The lender also received a warrant to purchase shares of the Company’s stock which was exchanged for 18,208 common shares upon consummation of the Merger. Equal monthly principal payments are due over 27 months beginning in April 2013 through June 2015 plus an end of term charge of $280,000. As of December 31, 2013 and June 30, 2014, the ratable liability for the end of term charge was $144,000 and $192,000, respectively, and it is included in accrued expenses in current liabilities on the accompanying 2014 condensed consolidated balance sheet. The loan agreement contains covenants which place restrictions on the incurrence of debt, liens and capital expenditures. As of June 30, 2014 the outstanding loan balance is $3,494,000. The Company is in compliance with all the covenants as of June 30, 2014.

On March 14, 2014 in connection with the closing of the acquisition of the Coke Field Assets, the Company entered into two financing agreements of $18.0 million and $4.0 million in order to fund a portion of the $38.0 million in cash required for the acquisition.

The $18.0 million note is a senior secured term loan facility of Glori Energy Production Inc. and is secured by the Coke Field Assets and shares of common stock. The loan has a three year term bearing interest at 11.0% per annum, subject to increase upon a LIBOR rate increase above 1%. The credit agreement requires quarterly principal payments equal to 50% of the excess cash flows, as defined, from the Coke Field Assets during the first year and 75% thereafter subject to a minimum quarterly principal payment of $112,500 plus interest. The loan was funded net of closing costs of 2%, or $360,000, which is included in deferred loan costs on the condensed consolidated balance sheets and will be amortized over the loan term. The loan agreement contains covenants which place restrictions on Glori Energy Production’s ability to incur additional debt, incur other liens, make other investments, capital expenditures and the sale of assets. Commencing with the quarter ended June 30, 2014, Glori Energy Production is also required to maintain certain financial ratios related to debt, working capital and proved reserves, all as defined in the loan agreement. Glori Energy Production was not in compliance with one of the credit agreement covenants as of June 30, 2014. Glori Energy Production and the lender have executed an amendment and waiver regarding this noncompliance. Glori Energy Production is in compliance with all other covenants as of June 30, 2014.

The $4.0 million note has a two year term bearing interest at 12.0% per annum and is secured by the assets of the Company but is subordinated to existing Company debt. The loan was funded net of closing costs of 2%, or $80,000, which is included in deferred loan costs on the condensed consolidated balance sheets and will be amortized over the loan term. The $4.0 million note principal and a $400,000 prepayment penalty plus accrued interest was paid in full on May 13, 2014 and the remaining related deferred loan costs were expensed.

On March 14, 2014, in connection with the purchase of the Coke Field Assets, a subsidiary of the Company, Glori Energy Production, issued to Petro-Hunt an unsecured, subordinated convertible promissory note for $2.0 million bearing interest at 6.0% per annum. On April 14, 2014 the note was converted into 250,000 shares of post Merger common stock.

Maturities on long-term debt during the next three years are as follows (in thousands):

Year ending June 30,	Amount
(Unaudited)

2015	$4,042
2016	473
2017	17,037
$21,552

NOTE 8 - LOSS PER SHARE

The Company follows current guidance for share-based payments which are considered as participating securities. Share-based payment awards that contain non-forfeitable rights to dividends, whether paid or unpaid, are designated as participating securities and are included in the computation of basic earnings per share. However, in periods of net loss, participating securities other than common stock are not included in the calculation of basic loss per share because there is not a contractual obligation for owners of these securities to share in the Company’s losses, and the effect of their inclusion would be anti-dilutive.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
	(Unaudited)		(Unaudited)

Numerator:

Net loss	$(2,074)	$(6,060)	$(4,382)	$(6,744)

Denominator:

Weighted-average common shares outstanding - basic	1,078	29,642	1,071	26,179
Effect of dilutive securities	—	—	—	—
Weighted-average common shares - diluted	1,078	29,642	1,071	26,179

Net loss per common share - basic and diluted	$(1.92)	$(0.20)	$(4.09)	$(0.26)

The following securities were not included in the calculation of diluted shares outstanding as they would have been anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
	(Unaudited)		(Unaudited)

Common stock warrants	—	7,177	—	8,864
Common stock options	1,777	6,724	1,750	6,716

NOTE 9 - INCOME TAXES

At December 31, 2013 and June 30, 2014, the Company has net operating loss carryforwards for federal income tax reporting purposes of approximately $31.4 million and $38.6 million, respectively, which will begin to expire in the year 2025, and tax credits of approximately $367,000 which will begin to expire in 2027. The NOL carry forward has been reduced by approximately $5.4 million because management estimates such amount of the loss carry forwards will expire due to limitations from changes in control.

The Company has recorded valuation allowances against the Company's deferred tax assets. The effective tax rate for the three and six months ended June 30, 2013 and 2014 varies from the statutory rate primarily due to the effect of the valuation allowance. For the three and six months ended June 30, 2014 the Company had income tax expense of $142,000 due to current taxes on foreign income.

As of December 31, 2013 and June 30, 2014, the Company had an uncertain tax position related to not filing Form 926 Return by a U.S. Transferor of Property to a Foreign Corporation in the amount of approximately $31,000, for the tax years 2010 and 2011. This form would have reported cash transfers to support the operations of its subsidiary Glori Oil S.R.L. The Company intends to amend these returns and believes any liability will be abated; accordingly, the Company has not recognized any liability in the accompanying consolidated financial statements. The Company does not expect a material change to the consolidated financial statements related to uncertain tax positions in the next 12 months. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Litigation

From time to time, the Company may be subject to legal proceedings and claims that arise in the ordinary course of business. The Company is not a party to any material litigation or proceedings and is not aware of any material litigation or proceedings, pending or threatened against it.

Commitments

The Company leases two adjacent buildings in Houston, Texas and a warehouse facility in Gull Lake, Saskatchewan under operating leases. The Company's original Houston building lease which contains office space, warehouse space and a laboratory expires in May 2017 and is leased for $10,586 per month. The Company's second Houston facility, which contains office and warehouse space, rents for $8,415 per month and has a lease expiration date of May 2015. The Saskatchewan warehouse is a month-to-month lease which rents for $1,000 per month and is cancellable with 30 days’ notice.

In addition to the facility lease commitments, the Company also has various other commitments such as technology hardware and support and software commitments.

Approximate minimum future rental payments under these noncancellable operating leases as of June 30, 2014 are as follows (in thousands):

Year Ending June 30,
(Unaudited)

2015	$244
2016	130
2017	116
$490

Total rent expense was approximately $56,000 and $73,000 for the three months ended June 30, 2013 and June 30, 2014, respectively, and $96,000 and $149,000 for the six months ended June 30, 2013 and June 30, 2014, respectively.

NOTE 11 - STOCK-BASED COMPENSATION

Stock Incentive Plan

As a result of the Merger with Infinity Corp. which consummated on April 14, 2014, the issued and outstanding stock options were canceled and reissued as stock options in the newly merged entity at a conversion ratio of 2.9 pre merged entity stock options to 1 post merged entity stock option. The exercise price of the Glori stock options also increased by the same factor of 2.9. All option disclosures in the note below are shown as converted using these factors.

As of December 31, 2013 the total common stock available for issuance pursuant to the Glori Oil Limited 2006 Stock Option and Grant Plan (the “Plan”) was 2,581,190, as converted. As of April 14, 2014 the plan was amended such that no further options would be issued. Options are typically issued at an exercise price equal to the fair market value of the Company’s common stock at the grant date, as determined by the Board of Directors. Generally, the options vest 25 percent after 1 year, and thereafter ratably by month over the next 36 months, and may be exercised for a period of 10 years subject to vesting.

The Company has computed the fair value of all options granted during the year ended December 31, 2013 and six months ended June 30, 2014, using the following assumptions:

	Year ended December 31,	Six months ended June 30,
	2013	2014
		(Unaudited)

Risk-free interest rate	2.23%	2.44%
Expected volatility	55%	55%
Expected dividend yield	—	—
Expected life (in years)	7.09	7.00
Expected forfeiture rate	—	—

The following table summarizes the activity of the Company’s plan related to stock options:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual term (years)
Outstanding as of December 31, 2013, as converted	2,322,180	$0.81	7.7
Awarded (unaudited)	7,103	$1.16
Exercised (unaudited)	(4,310)	$1.16
Forfeited or Expired (unaudited) (1)	(10,347)	$1.16
Outstanding as of June 30, 2014 (unaudited)	2,314,626	$0.81	7.2
Exercisable as of December 31, 2013	1,887,568	$0.75	7.5
Exercisable as of June 30, 2014 (unaudited) (2)	2,005,852	$0.78	7.1

(1)
Management considers the circumstances generating these forfeitures to be unusual and nonrecurring in nature; accordingly, no allowance for forfeitures of options to purchase shares has been considered in determining future vesting or expense.

(2)
The employee options shown as exercisable are subject to a one year lock up agreement pursuant to the terms of the Merger whereby these options, although fully vested, cannot be exercised until April 15, 2014, the day after the first anniversary of the Merger.

The total intrinsic value of options exercised for the three months ended June 30, 2013 and June 30, 2014 was $64,000 and $0, respectively. The total intrinsic value of options exercised for the six months ended June 30, 2013 and June 30, 2014 was $95,000 and $29,000, respectively. The aggregate intrinsic value of options outstanding and exercisable as of December 31, 2013 and June 30, 2014 is $724,000 and $21,249,000, respectively. The total fair value of options vested during the three months ended June 30, 2013 and June 30, 2014 was $310,000 and $80,000. The total fair value of options vested during the six months ended June 30, 2013 and June 30, 2014 was $453,000 and $159,000, respectively.

Stock-based compensation expense is included primarily in selling, general and administrative expense and was $374,000 and $78,000 for the three months ended June 30, 2013 and June 30, 2014, respectively. Stock-based compensation expense was $446,000 and $155,000 for the six months ended June 30, 2013 and June 30, 2014. The Company has future unrecognized compensation expense for nonvested shares at June 30, 2014 of $391,000 which are maintaining weighted average vesting period of 1.8 years

NOTE 12 – SEGMENT INFORMATION

The Company generates revenues through the production and sale of oil and natural gas (the “Oil and Gas Segment”) and through the Company’s services provided to third party oil companies (the “AERO Service Segment”).
The Oil and Gas Segment produces and develops the Company’s acquired oil and natural gas interests. The revenues derived from the segment are from sales to the first purchaser. The Company uses two such arrangements, one for the Etzold Field located in Seward County, Kansas and another for the Coke and Quitman Fields located in Wood County, Texas.

The AERO Services Segment derives revenues from external customers by providing the Company’s biotechnology solutions of enhanced oil recovery through a two-step process consisting of (1) Analysis Phase and (2) Field Deployment Phase.

The Analysis Phase work is a reservoir screening process whereby the Company obtains field samples and evaluates the Company’s potential for Service Segment success. This process is performed at the Company’s Houston laboratory facilities. The Science and Technology expenses shown on the Company’s condensed consolidated statements of operations are the expenses that are directly attributable to the Analysis Phase and expenses associated with the Company’s on-going research and development of its technology.

In the Field Deployment Phase the Company deploys skid mounted injection equipment used to inject nutrient solution in the oil reservoir. The work in this phase is performed in oil fields of customers located in the United States and internationally and in the Company’s own oil fields. The service operations expense shown on the Company’s condensed consolidated statements of operations are the expenses that are directly attributable to the Field Deployment Phase.

Earnings of industry segments exclude income taxes, interest income, interest expense and unallocated corporate expenses.

Although the AERO Services Segment provides enhanced oil recovery services to the Oil and Gas Segment, the Company does not utilize intercompany charges. The direct costs of the services such as the injection solution, transportation of the solution and expenses associated with the injection are charged directly to the Oil and Gas Segment. All of the AERO Service Segment capital expenditures and depreciation associated with injection equipment is viewed as part of the AERO Service Segment.

The following table sets forth the operating segments of the Company and the associated revenues and expenses (in thousands):

	Oil and Gas (1)	AERO Services	Corporate	Total
	(Unaudited)

Three months ended June 30, 2013
Revenues	$164	$771	$—	$935
Total operating expenses	547	591	1,492	2,630
Depreciation, depletion and amortization	52	62	12	126
(Loss) income from operations	(435)	118	(1,504)	(1,821)

Other expense, net	—	—	(253)	(253)
Net (loss) income	$(435)	$118	$(1,757)	$(2,074)

	Oil and Gas (1)	AERO Services	Corporate	Total
	(Unaudited)

Three months ended June 30, 2014
Revenues	$3,644	$1,912	$—	$5,556
Total operating expenses	2,994	1,517	1,767	6,278
Depreciation, depletion and amortization	1,071	78	9	1,158
(Loss) income from operations	(421)	317	(1,776)	(1,880)

Other expense, net	(2,791)	—	(1,247)	(4,038)

Taxes on income	—	—	142	142

Net (loss) income	$(3,212)	$317	$(3,165)	$(6,060)

(1)
The oil and gas revenues for the three months ended June 30, 2014 includes direct revenues of $3,541,000, operating expenses (including severance taxes) of $2,382,000, depreciation, depletion and amortization of $1,005,000 and loss on commodity derivatives of $2,791,000 related to the Coke Field Assets which are not included in the three months ended June 30, 2013. Total operating expenses for the Oil and Gas segment also includes expenses for our Etzold field greenfield lab in Kansas and the compensation expense for our acquisitions and production professional staff and their related expenses in connection with identifying and analyzing potential acquisitions and managing our oil and gas assets.

	Oil and Gas (1)	AERO Services	Corporate	Total
	(Unaudited)

Six months ended June 30, 2013
Revenues	$271	$1,388	$—	$1,659
Total operating expenses	1,122	1,161	2,926	5,209
Depreciation, depletion and amortization	93	186	20	299
(Loss) income from operations	(944)	41	(2,946)	(3,849)

Other expense, net	—	—	(533)	(533)
Net (loss) income	$(944)	$41	$(3,479)	$(4,382)

	Oil and Gas (1)	AERO Services	Corporate	Total
	(Unaudited)

Six months ended June 30, 2014
Revenues	$4,386	$2,172	$—	$6,558
Total operating expenses	4,221	2,058	3,349	9,628
Depreciation, depletion and amortization	1,400	190	16	1,606
Income (loss) from operations	(1,235)	(76)	(3,365)	(4,676)

Other (expense) income, net	(2,791)	—	865	(1,926)

Taxes on income	—	—	142	142

Net loss	$(4,026)	$(76)	$(2,642)	$(6,744)

(1)
The oil and gas revenues for the six months ended June 30, 2014 includes three months and sixteen days of direct revenues of $4,211,000, operating expenses (including severance taxes) of $2,971,000, depreciation, depletion and amortization of $1,210,000 and loss on commodity derivatives of $2,791,000 related to the Coke Field Assets of which are not included in the six months ended June 30, 2014. Total operating expenses for the Oil and Gas segment also includes expenses for our Etzold field greenfield lab in Kansas and the compensation expense for our acquisitions and production professional staff and their related expenses in connection with identifying and analyzing potential acquisitions and managing our oil and gas assets.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a Houston-based energy technology company known for our proprietary AERO System, a highly efficient, biotechnology process for increasing oil recovery from existing reservoirs. Only about one-third of the oil discovered in a typical reservoir is recoverable using conventional oil production technology, leaving the remaining two-thirds trapped in the reservoir rock. Our AERO System technology stimulates the native microorganisms that reside in the reservoir to improve the recoverability of this trapped oil. We derive revenues from fees earned as a service provider of our technology to third party exploration and production ("E&P") companies, and also operate oil fields and use our technology to increase oil production in these fields that we acquire and redevelop in the United States.

On January 8, 2014, we executed a merger and share exchange agreement with Infinity Infinity Corp. and certain of its affiliates. On April 14, 2014, the Merger was consummated. We obtained effective control of Infinity Corp. subsequent to the Merger and thus the Merger was accounted for as a reverse acquisition and recapitalization of the Company. Subsequent to the Merger, our shareholders retained a substantial majority of voting interest and positions on the Board of Directors. Additionally our management is retained and our operations comprise the ongoing operations post Merger. In connection with the Merger, we received approximately $24.7 million, net of certain expenses and fees, and approximately $13.8 million in cash from the private placement of common stock for total proceeds of $38.5 million.

On March 14, 2014, we acquired the Coke Field Assets from Petro-Hunt for (i) $38.0 million in cash and a $2.0 million convertible note payable to Petro-Hunt, subject to certain purchase price adjustments primarily for net revenues in excess of direct operating expenses of the property from January 1, 2014 through the closing date, March 14, 2014, and (ii) the assumption of the asset retirement obligation related to plugging and abandoning the Coke Field Assets. Subsequent to the Merger the note payable to Petro-Hunt was converted into common stock.

Net loss for the second quarter of 2014, which includes a loss from commodity derivatives of $2.8 million and a $480,000 charge from debt prepayment and $233,000 of merger and acquisition costs, was $6.1 million, or a loss of $0.20 per share. Excluding the loss from commodity derivatives, debt prepayment charges and merger and acquisition costs, the net loss was $2.6 million or an adjusted loss of $0.09 per share. This compares to a second quarter 2013 net loss of $2.1 million, or a loss of $1.92 per share.

Revenues for the second quarter of 2014 were $5.6 million, up from $935,000 in the second quarter of 2013. Oil and gas revenues increased to $3.6 million from $164,000 in the second quarter 2013 due to the Coke Field acquisition. Revenues from our AERO technology services segment increased to $1.9 million in the second quarter of 2014 from $771,000, an increase of 148% from the second quarter of 2013.

Oil and gas operating expenses in the second quarter of 2014 were $3.0 million compared to $547,000 in the second quarter of 2013 due principally to the Coke Field acquisition, additions to professional and technical staff associated with the growth of our oil and gas segment, acquisition costs and costs associated with the sourcing and evaluation of potential oil property acquisitions. Included in operating expenses are lease operating expenses, workover costs, production and ad valorem taxes and compensation expense for our acquisitions and production professional staff and related expenses in connection with identifying and analyzing potential acquisitions and managing our oil and gas assets. Lease operating expenses in the Coke Field were higher in the second quarter of 2014 than our expectations, and higher than historical levels, due primarily to maintenance, repairs and upgrades on surface equipment. Total operating expenses for the oil and gas segment also includes expenses for our Etzold field greenfield lab in Kansas.

Services operating expenses increased to $1.5 million in the second quarter of 2014 compared to $591,000 in the prior year quarter due to the increased services activities with third party E&P client projects. Services operating expenses include nutrient solution, materials, supplies, travel and transportation and costs of personnel engaged in our AERO services field deployment phase.

As of June 30 2014, we had $1.3 million in services deferred revenues on the balance sheet. The deferred revenues will be recognized over the next 12 months, as we commence the field deployment phase of certain AERO service contracts and also begin to earn additional monthly fees related to such projects. Our profit margin on service revenues can vary from quarter to quarter dependent on the timing of the recognition of revenues on projects and the incurrence of start-up costs on new projects prior to the recognition of revenues.

Science and technology expenses decreased slightly to $397,000 in the second quarter of 2014 compared to $405,000 in the prior year second quarter. Science and technology expenses include personnel expenses, supplies and other administrative expenses attributable to the Analysis Phase of our AERO service projects and on-going research and development of technology performed at out Houston laboratory facility.

Selling, general and administrative ("SG&A") expense was $1.4 million in the second quarter of 2014, compared to $1.1 million in the prior-year period. Included in SG&A for the second quarter of 2014 were expenses estimated at $493,000 consisting of third party professional fees associated with acquisition due-diligence, acquisition-related audit fees, financing fees and outside professional services for setup and configuring of new software.

Depreciation, depletion and amortization ("DD&A") was $1.2 million in the second quarter of 2014, up from $126,000 in the prior-year period. The year-over-year increase in DD&A expense was the result of higher overall production as a result of the Coke Field acquisition.

Interest expense totaled $1.3 million in the second quarter of 2014, compared with $253,000 in the second quarter of 2013.  The increase was the result of borrowings in connection with the Coke Field acquisition in March 2014. Included in interest expense in the second quarter of 2014 are charges totaling $480,000 in connection with debt prepayment.

We had swap derivatives in place covering approximately 68% of our oil and condensate production for the second quarter of 2014. We continue to maintain swaps covering a portion of our estimated future production. In the second quarter ended June 30, 2014, we incurred a loss on commodity derivatives in the amount of $2.8 million, which includes $223,000 in total cash settlements paid on derivatives. We did not engage in swaps in the previous year’s second quarter.

Results of Operations

Historical Results of Operations for Glori

The following table sets forth selected financial data for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
	(Unaudited)		(Unaudited)
Revenues:
Oil and gas revenues	$164	$3,644	$271	$4,386
Service revenues	771	1,912	1,388	2,172
Total revenues	935	5,556	1,659	6,558

Operating expenses:
Oil and gas operations	547	2,994	1,122	4,221
Service operations	591	1,517	1,161	2,058
Science and technology	405	397	772	717
Selling, general and administrative	1,087	1,370	2,154	2,632
Depreciation, depletion and amortization	126	1,158	299	1,606
Total operating expenses	2,756	7,436	5,508	11,234

Loss from operations	(1,821)	(1,880)	(3,849)	(4,676)

Other (expense) income:
Interest expense	(253)	(1,257)	(518)	(1,604)
Gain on change in fair value of warrants	—	—	—	2,454
Loss on commodity derivatives	—	(2,791)	—	(2,791)
Other income (expense)	—	10	(15)	15
Total other (expense) income, net	(253)	(4,038)	(533)	(1,926)

Income tax expense	—	142	—	142

Net loss	$(2,074)	$(6,060)	$(4,382)	$(6,744)

Three Months Ended June 30, 2013 and 2014

Oil and gas revenues. Oil and gas revenues increased $3,480,000 to $3,644,000 for the three months ended June 30, 2014, from $164,000 for the three months ended June 30, 2013. The increase was attributable to the Coke Field Acquisition which we closed on March 14, 2014 which resulted in the inclusion of an additional $3,541,000 of oil and gas revenues related to the period from April 1, 2014 to June 30, 2014.

Service revenues. Service revenues increased $1,141,000 to $1,912,000 for the three months ended June 30, 2014 from $771,000 in the three months ended June 30, 2013. The increase in revenues was attributable to an increase in both the Field Deployment Phase and Analysis Phase services. The total Field Deployment Phase service revenues increase was $986,000. There were $1,731,000 in Field Deployment Phase service revenue in the second quarter 2014 versus $745,000 in the second quarter of 2013. This increase in second quarter 2014 was primarily due to an increase in Canadian project revenues of $1,337,000 over the second quarter 2014 due to higher revenues per project. This Canadian increase was partially offset by a decrease of $351,000 in other Field Deployment Phase services primarily related to a decrease in $293,000 in Texas projects due to a decline in the number of projects during the period. The Analysis Phase work also contributed to the increase in revenues by $155,000 primarily due to the conclusion of two projects which resulted in approximately $169,000 of revenues recognized from deferred revenues during the second quarter 2014.

Oil and gas operations. Oil and gas operating expense increased by $2,447,000 to $2,994,000 in the three months ended June 30, 2014 compared to $547,000 in the three months ended June 30, 2013. The increase was mainly attributable to the acquisition of the Coke Field which was completed on March 14, 2014 and resulted in the inclusion of an additional $2,382,000 of expenses during the second quarter 2014.

Service operations. The second quarter 2014 resulted in service operations expense of $1,517,000, a increase of $926,000 or 157%, compared to second quarter 2013 expenses of $591,000. The increase is primarily attributable to an increase in expenses related to nutrient and trucking of $855,000 during the quarter which related to Canadian projects. Additionally there were $60,000 of increased expenses of contract labor charges related to a project in Brazil which is planned to commence later in 2014.

Science and technology. Science and technology expenses decreased by $8,000, or 2%, to $397,000 for the three months ended June 30, 2014, from $405,000 for the three months ended June 30, 2013. The slight decrease was attributable to a decline in legal expenses related to intellectual property and facilities charges partially offset by an increase in employee compensation.

Selling, general and administrative. Selling, general and administrative expenses increased by $283,000, or 26%, to $1,370,000 for the three months ended June 30, 2014, from $1,087,000 for the three months ended June 30, 2013. This increase was largely related to legal, accounting and other professional fees incurred in connection with the Merger and acquisition of the Coke Field Assets.

Depreciation, depletion and amortization. Depreciation, depletion and amortization increased by $1,032,000 to $1,158,000 for the three months ended June 30, 2014, from $126,000 for the three months ended three months ended June 30, 2013. The increase was primarily attributable to an increase in depletion expense of $979,000 due to the depletion associated with the acquisition of the Coke Field Assets.

Total other (expense) income, net. Total other (expense) income, net increased $3,785,000 from an expense of $253,000 during the three months ended June 30, 2013 to an expense of $4,038,000 during the three months ended June 30, 2014. The increase in expense was primarily due to the loss on change in commodity derivative $2,791,000 and an interest expense increase of $1,004,000. Interest expense increased $558,000 related to the $18.0 million senior note secured by the Coke Field Assets and $512,000 related to the prepayment penalty, expense of deferred loan costs and interest associated with the $4.0 million subordinated debt.

Six Months Ended June 30, 2013 and 2014

Oil and gas revenues. Oil and gas revenues increased $4,115,000 to $4,386,000 for the six months ended June 30, 2014, from $271,000 for the six months ended June 30, 2013. The increase was attributable to purchase of the Coke Field Assets which closed on March 14, 2014 and resulted in the inclusion of an additional $4,211,000 of oil and gas revenues related to the period from March 14, 2014 to June 30, 2014.

Service revenues. Service revenues increased $784,000 to $2,172,000 for the six months ended June 30, 2014 from $1,388,000 in the six months ended June 30, 2013. The increase in revenues was attributable to an increase in Field Deployment Phase services of $667,000 and $117,000 in Analysis Phase work. The increase in revenues from Field Deployment Phase services for the six months ended June 30, 2014 was primarily due to an increase of $1,365,000 of Canadian revenues due to higher revenues on a per project basis. This revenues increase was partially offset by a decline in Texas revenues of $475,000 as a result fewer projects in Texas in the six months ended June 30, 2014 when compared to the six months ended June 30, 2013. The additional decline of $223,000 in Field Deployment Phase services was a result of more projects in various other locations in the six months ended June 30, 2013 than in the six months ended June 30, 2014. The increase in Analysis Phase work was primarily caused by two projects which concluded and resulted in $169,000 in deferred revenues recognized during the six months ended June 30, 2014.

Oil and gas operations. Oil and gas operating expense increased by $3,099,000 to $4,221,000 in the six months ended June 30, 2014 compared to $1,122,000 in the six months ended June 30, 2013. The increase was mainly attributable to the acquisition of the Coke Field Assets which was completed on March 14, 2014 and resulted in the inclusion of an additional $2,971,000 of expenses of which $2,771,000 related to lease operating expenses and $200,000 related to severance taxes for the period from March 14, 2014 to June 30, 2014. The remaining increase of $128,000 is primarily due to third party due diligence costs related to the acquisition of the Coke Field Assets. Oil and gas operations expense also includes expenses for our Etzold field greenfield lab in Kansas and the compensation expense for our acquisitions and production professional staff and their related expenses in connection with identifying and analyzing potential acquisitions and managing our oil and gas assets.

Service operations. The six months ended June 30, 2014 resulted in service operations expense of $2,058,000, a increase of $897,000 or 77.3%, compared to six months ended June 30, 2013 expenses of $1,161,000. The majority of the increase, $830,000, is attributable to increased nutrient and trucking costs related to Canadian projects during six months ended June 30, 2014. During the six months ended June 30, 2014 we also incurred costs of $102,000 related to contract labor costs in preparation for a project in Brazil which is planned to commence in the latter half of 2014.

Science and technology. Science and technology expenses decreased by $55,000, or 7.1%, to $717,000 for the six months ended June 30, 2014, from $772,000 for the six months ended June 30, 2013. The decrease was mainly attributable to a decrease in employee compensation expense of $46,000.

Selling, general and administrative. Selling, general and administrative expenses increased by $478,000, or 22.2%, to $2,632,000 for the six months ended June 30, 2014, from $2,154,000 for the six months ended June 30, 2013. This increase was primarily related to legal, accounting and other professional fees incurred in connection with the Merger and acquisition of the Coke Field Assets.

Depreciation, depletion and amortization. Depreciation, depletion and amortization increased by $1,307,000 to $1,606,000 for the six months ended June 30, 2014, from $299,000 for the six months ended June 30, 2013. The increase was primarily attributable to an increase in depletion expense of $1,174,000 related to the addition of the Coke Field Assets in March 2014. Additionally accretion of the asset retirement obligation increased $105,000 and depreciation increased $28,000 in the six months ended June 30, 2014 over the six months ended June 30, 2013.

Total other (expense) income, net. Total other (expense) income, net increased $1,393,000 from an expense of $533,000 during the six months ended June 30, 2013 to an expense of $1,926,000 during the six months ended June 30, 2014. Expenses increased due to a loss on commodity derivative of $2,791,000 associated with the commodity swap derivatives entered into in association with the acquisition of the Coke Field Assets. Interest expense also increased $1,086,000 in the six months ended June 30, 2014 over the six months ended June 30, 2013 primarily related to the addition of the $18.0 million senior secured note procured in connection with the acquisition of the Coke Field Assets which resulted in increased interest expense of $665,000. Interest expense also increased due to the prepayment of the $4.0 million subordinated debt which resulted in $560,000 of additional interest fees in the six months ended June 30, 2014 versus the six months ended June 30, 2013. These additional interest fees were mostly related to a $400,000 prepayment penalty and an $80,000 expense of deferred loan costs associated with the prepayment of the $4.0 million subordinated debt. These increases in expense in the total other (expense) income, net were partially offset by the gain on change in fair value of the warrant liabilities increased $2,454,000 when comparing the six months ended June 30, 2014 versus the six months ended June 30, 2013.

Liquidity and Capital Resources

Our primary sources of liquidity and capital since our formation have been proceeds from equity issuances and borrowings. To date, our primary use of capital has been to fund our operations and research and development activities. During the six months ended June 30, 2014, we received approximately $38.5 million in proceeds related to the Merger, we issued C-2 Preferred Stock and C-2 Preferred Warrants (which was subsequently exchanged for common stock in the newly merged entity) for $5.0 million in net proceeds, and we received $4.1 million in proceeds from the exercise of warrants.

At June 30, 2014, we had working capital of $31.2 million, made up of current assets of $40.5 million and current liabilities of $9.3 million. The current asset balance is comprised of cash and cash equivalents of $38.2 million, accounts receivable of $1.7 million, prepaid expenses and other current assets of $167,000 and inventory of $387,000. Included in current liabilities is $1.5 million in accounts payable, $1.3 million in deferred revenues, $2.4 million in accrued expenses and $4.0 million in current portion of long-term debt.

During the six months ended June 30, 2014, we received cash proceeds which significantly increased our cash balance and thus our working capital position. On April 14, 2014 we completed a merger and share exchange agreement (“Merger”) with Infinity Corp. and certain of its affiliates. The Merger resulted in net cash proceeds to us of approximately $24.0 million and approximately $13.8 million in additional cash from the private placement of 1,722,482 shares of common stock at $8.00 per share from Infinity Group, Hicks Equity Partners LLC and other investors.

The Merger also resulted in a reduction of current liabilities furthering the positive impact to our working capital. All of the Company’s previously outstanding common shares, preferred shares and warrants were exchanged for 23,584,557 common shares in the newly merged entity. Accordingly, the Company no longer has liabilities for the fair value of warrants which reduced current liabilities by the $13,713,000 value assessed at March 31, 2014. Additionally, on April 14, 2014, the Petro-Hunt Note, also included in current liabilities for $2,000,000, was converted to 250,000 common shares.

During the twelve months after completion of the Merger, we expect our principal sources of liquidity to be from the cash provided by the Merger, our own cash on hand, new credit facilities to be used for financing future oil property acquisitions and cash flows from operating activities. Such new acquisition debt facilities will be based on the value of the oil and gas reserves acquired and secured by the respective assets. We expect these sources of liquidity will enable us to fund our capital expenditures and working capital needs for the next twelve months.

We intend to pursue additional acquisitions of producing oil assets on which to deploy our technology of enhanced oil recovery, the "AERO System". Planned capital expenditures for the next twelve months include approximately $5.0 million for further Coke Field development and full field implementation of our AERO System technology and approximately $1.2 million for field equipment for our AERO System service for customers and our research and development laboratory in Houston, Texas. As of June 30, 2014, we did not have any commitments for the acquisition of oil properties or any other capital commitments.

Revenues and cash flows from the Coke Field Assets will, in the near-term, represent the majority of our cash from operating activities until we complete other acquisitions of oil producing assets or experience significant growth in our services revenues. Operating cash flow from the Coke Field Assets, after direct operating expenses and related overhead costs, will principally be dedicated to servicing acquisition-related debt and capital expenditures. Such operating cash flow will be influenced by a number of factors such as oil production rates, oil prices and operating expenses. While we have entered into swaps for a portion of our oil production, variability in operating cash flow may require us to pursue additional resources to fund future capital expenditures and service associated debt.

Future cash requirements and the requirement for new financing will be dependent primarily upon our success in generating additional acquisition opportunities and their related capital expenditures. Although we believe that we will have sufficient liquidity and capital resources to meet our operating requirements, we may pursue additional opportunities which could require additional debt or equity financing. If we are not successful in securing such additional financing on favorable terms, our ability to achieve our desired level of revenues growth could be materially adversely affected.

The following table sets forth the major sources and uses of cash for the periods presented (in thousands):

	Six Months Ended June 30,
	2013	2014
Net cash used in operating activities	$(3,765)	$(5,267)
Net cash used in investing activities	(272)	(39,730)
Net cash provided by financing activities	$10,764	$62,334

Operating Activities

During the six months ended June 30, 2014, our operating activities used $5,267,000 in cash. Our net loss for the six months ended June 30, 2014 was $6,744,000. Non-cash items totaled an expense of $2,179,000, made up primarily of a loss on the change in fair value of commodity derivatives of $2,568,000, deprecation, depletion and amortization of property and equipment of $1,606,000, amortization of deferred loan costs of $223,000, stock based compensation of $155,000 and $81,000 in other non-cash expenses. These non-cash expenses were partially offset by a gain on the change in fair value of warrant liabilities of $2,454,000. Changes in operating assets and liabilities reduced net cash by $702,000 for the period. The cash reduction was caused by an increase in accounts receivable of $1,394,000, a increase in prepaid expenses of $96,000, a increase in inventory of $36,000 and a decrease in deferred revenues of $473,000. These uses of cash were partially offset by sources of cash from an accounts payable increase of $433,000, and an accrued expenses increase of $864,000.

The increase in accounts receivable was a primarily a result of a receivable outstanding at June 30, 2014 for $1,282,000 for oil and gas sales related to the Coke Field Assets. Prepaid expenses increased due to a $77,000 deposit to our electric provider for the Coke Field. The accrued expense increase is primarily caused by an increase in legal and accounting fees and related expenses incurred in connection with the Merger. The decrease in deferred revenues of $473,000 resulted primarily from the recognition of revenues on a Canadian project which was previously deferred at December 31, 2013. The accrued expenses increase relates to the current portion of the new commodities swap payable in the amount of $837,000.

During the six months ended June 30, 2013, our operating activities used $3,765,000 in cash. Our net loss for the six months ended June 30, 2013 was $4,382,000. Non-cash items resulted in an increase of $939,000 to cash consisting of $299,000 in charges for depreciation, depletion and amortization, $446,000 for stock-based compensation expense, $98,000 for amortization of deferred loan costs and other and $96,000 in other non-cash operating expenses. Changes in operating assets and liabilities reduced net cash by $322,000. This reduction is due to uses of cash primarily from an accounts receivable increase of $113,000, prepaid expenses increase of $52,000 and an accrued expense decrease of $206,000. These uses of cash were partially offset by other operating asset and liability changes which netted to a source of cash of $49,000. The increase in accounts receivable was related to increased project activity at June 30, 2013 when compared to December 31, 2013. The decrease in accrued expenses was primarily related to timing of payments on various additional accrued expenses outstanding at December 31, 2013 which totaled $203,000, such as supplies and materials and accrued employee compensation.

Our future cash flow from operations will depend on many factors including our ability to acquire oil fields, successfully deploy our AERO System technology on such oil fields and oil prices. Other variables affecting our cash flow from operations is the adoption rate of our technology and the demand for our services, which can also be impacted by the level of oil prices and the capital expenditure budgets of our customers and potential customers.

Investing Activities

Our capital expenditures were $39,730,000 for the six months ended June 30, 2014 compared to $272,000 for the six months ended June 30, 2013. The $39,458,000 increase is primarily due to the purchase of the Coke Field Assets for $39,581,000 in March of 2014. The remaining capital expenditures associated with the six months ended June 30, 2014 of $149,000 were related to the construction of skid mounted injection equipment used in the AERO Field Deployment Phase process, the purchase of a truck for use in the Coke Field and the purchase of production operations software. Capital expenditures for the six months ended June 30, 2013 consisted primarily of construction of skid mounted injection equipment used in the AERO Field Deployment Phase process.

Financing Activities

During the six months ended June 30, 2014, cash provided by financing activities was $62,334,000 consisting primarily of cash proceeds received in the Merger of $38,490,000 and new credit facilities totaling $24,035,000 which were used to fund a portion of the Coke Field acquisition. The new borrowings mainly consisted of an $18,000,000 senior secured term loan facility, a $4,000,000 subordinated debt and a $2,000,000 convertible note to the seller, Petro-Hunt. Additionally $5,019,000 was received primarily from the first quarter issuance of C-2 preferred shares and warrants which were subsequently transferred into common stock in the Merger during the second quarter of 2014 and $4,137,000 from the exercise of warrants during the period. Cash generated from financing activities during the six months ended June 30, 2014 was partially offset by principal payments on long-term debt of $5,786,000, payments of $2,794,000 in deferred offering costs and $767,000 in deferred loan cost payments. The deferred offering costs payments represent costs related to the Merger and the deferred loan costs payments represent financing fees and legal expenses associated with the new $18,000,000 senior secured term loan facility and the $4,000,000 subordinated debt facility.

On January 8, 2014, we executed a merger and share exchange agreement with Infinity Corp. On April 14, 2014, the Merger was consummated. Pursuant to the terms of the Merger, in exchange for our outstanding shares and warrants, Infinity Corp. issued 23,584,557 shares of common stock on a pro rata basis to the stockholders and warrant holders of Glori Energy. We obtained effective control of Infinity Corp. subsequent to the Merger and thus the Merger was accounted as a reverse acquisition and recapitalization of the Company. Our shareholders retained a substantial majority of voting interest and positions on the Board of Directors, our management was retained and our operations continue to comprise the ongoing operations post Merger. We received a total of $24,710,000 in cash from the Merger and $13,780,000 cash from the private placement in public equity, the "PIPE" investments for total proceeds of $38,490,000.

The $18,000,000 note issued on March 14, 2014 is a three year senior secured term loan facility, secured by the Coke Field Assets, and bears interest at 11.0% per annum. The credit agreement requires quarterly principal payments equal to 50% of the excess cash flow, as defined therein, from the Coke Field Assets during the first year and 75% of excess cash flow thereafter. The credit agreement also requires Glori Energy Production Inc. to enter into swaps covering approximately 75% of its oil production based on a third party reserve report for projected proved developed production.

The $4,000,000 note issued on March 14, 2014 is a two year subordinated secured term note bearing interest at 12.0% per annum and is secured by the assets of Glori Energy Inc., but is subordinated to existing Glori Energy Inc. debt. As a condition of this financing, the lender of our term debt in the original amount of $8.0 million, as described in NOTE 7 – Long Term Debt, included in the Condensed Consolidated Financial Statements of Glori Energy Inc. and Subsidiaries included elsewhere in this filing, waived certain covenants restricting incurrence of additional debt, liens and capital expenditures. The $4,000,000 million note principal and $400,000 prepayment penalty plus accrued interest was paid in full on May 13, 2014.

In addition to the debt, effective March 13, 2014, we issued to certain of our current investors 1,842,028 Series C-2 Preferred Stock and 1,640,924 Series C-2 preferred share warrants for gross proceeds of $5,049,000. The proceeds were allocated $2,757,000 to the preferred shares and $2,262,000 to the preferred warrants, based upon our most recent company valuation at the time of issuance. On April 14, 2014, these preferred shares and warrants were exchanged for 1,133,869 shares of common stock in the Merger.

On April 14, 2014 Petro-Hunt converted their $2,000,000 note receivable from us to common shares at $8.00 per share or 250,000 shares of common stock, pursuant to certain rights arising in connection with the PIPE Investment.

During the six months ended June 30, 2013, net cash provided by by financing activities was $10,764,000, primarily due to the proceeds from the issuance of common stock, preferred stock and preferred warrants of $11,703,000 issued in the second quarter of 2013. This cash inflow was partially offset by principal payments of $894,000 made primarily related to our $8,000,000 secured term promissory note. Additionally during the period, payments of $45,000 were made on deferred offering costs.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, except for operating lease obligations presented in the table below.

Contractual Obligations and Commercial Commitments

At June 30, 2014, we had contractual obligations and commercial commitments as follows (in thousands):

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating Lease Obligations(1)	$490	$244	$246	$—	$—
Asset Retirement Obligation(2)	1,161	—	241	45	875
Long-term debt	21,552	4,042	17,510	—	—
Total	$23,203	$4,286	$17,997	$45	$875

(1)	Our commitments for operating leases primarily relate to the leases of office and warehouse facilities in Houston, Texas and warehouse in Hazlett, Saskatchewan.

(2)	Relates to our oil properties, net of accretion.

Recently Issued Accounting Pronouncements

In February 2013, The Financial Accounting Standards Board, or the FASB, issued FASB ASU 2013-02 “Comprehensive Income (Topic 220) Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” The amendments in this update seek to obtain that objective by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles (GAAP) to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross reference other disclosures required under U.S. GAAP that provide additional detail about these amounts. The amendment is effective prospectively for public entities for reporting periods beginning after December 15, 2012. For non-public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2013. Early adoption is permitted. The provisions for this accounting update did not have a material impact on our financial position or results of operations.

In July 2013 the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” which amends ASC 740, “Income Taxes.” This new guidance requires that a liability related to an unrecognized tax benefit be offset against a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if certain criteria are met. The provisions of this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. The provisions for this accounting update did not have a material impact on our financial position or results of operations.

In May 2014, the Financial Accounting Standards Board (FASB) and the International Accounting Standards Board (IASB) issued a comprehensive new revenue recognition standard that will supersede existing revenue recognition guidance under United States generally accepted accounting principles (U.S. GAAP) and International Financial Reporting Standards (IFRS). The issuance of this guidance completes the joint effort by the FASB and the IASB to improve financial reporting by creating common revenue recognition guidance for U.S. GAAP and IFRS.The core principle of the new guidance is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The standard creates a five-step model that requires companies to exercise judgment when considering the terms of a contract and all relevant facts and circumstances. The standard allows for several transition methods: (a) a full retrospective adoption in which the standard is applied to all of the periods presented, or (b) a modified retrospective adoption in which the standard is applied only to the most current period presented in the financial statements, including additional disclosures of the standard’s application impact to individual financial statement line items.This standard is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. We are currently evaluating this standard and the impact it will have on our future revenue recognition policies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Commodities Risk

Our major commodity price risk exposure is to the prices received for our oil production. Our results of operations and operating cash flows are affected by changes in market prices. Realized commodity prices received for our production are the spot prices applicable to oil in the region produced. Prices received for oil, condensate, natural gas and NGLs are volatile and unpredictable and are beyond our control. To mitigate a portion of the exposure to adverse market changes, we have entered into derivative instruments. For the three months ended June 30, 2014, a 10% change in the prices received for oil, condensate, natural gas and NGLs production would have had an approximate $440,000 impact on our revenues prior to commodity derivatives which mitigate our commodity pricing risk. See NOTE 6 in the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this report for additional information regarding our commodity derivative activities.

Interest Rate Risk

Our floating rate loan facilities expose us to interest rate risk. Our two major credit facilities outstanding are based on interest at a floating rates that are subject to increase based upon certain increases in the prime rate or LIBOR. Therefore upward fluctuations in interest rates expose us to additional interest payments. As of June 30, 2014, our total long-term debt was $21.5 million. Based on this principal amount currently outstanding, an increase of 100 basis points in both the prime and LIBOR interest rate will expose us to a $54,000 quarterly increase in interest.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This prospectus contains forward-looking statements. Forward-looking statements provide our current expectations or forecasts of future events. Forward-looking statements include statements about our expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts. Words or phrases such as “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “will” or similar words or phrases, or the negatives of those words or phrases, may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. Examples of forward-looking statements in this prospectus include, but are not limited to, statements regarding our disclosure concerning Infinity Acquisition’s proposed operations, cash flows, financial position and dividend policy following the consummation of the Merger.

Forward-looking statements appear in a number of places in this prospectus including, without limitation, in the sections entitled “Management’s Discussion and Analysis of Financial Conditions and Results of Operations of Infinity Corp.,” “Infinity Corp. Business,” “Management’s Discussion and Analysis of Financial Conditions and Results of Operations of Glori” and “Glori Business.” The risks and uncertainties include, but are not limited to the risk that:

•	the anticipated benefits of the Merger may not be fully realized or may take longer to realize than expected;

•	any projections, including earnings, revenues, expenses or any other financial items are not realized;

•	changing legislation and regulatory environments negatively impact the combined company’s results of operation;

•
the combined company’s operations may be negatively impacted by such factors as: (i) competition and competitive factors in the markets in which Glori operates; (ii) the expected cost of recovering oil using the AERO System; (iii) demand for Glori’s AERO System and expectations regarding future projects; (iv) adaptability of the AERO System and development of additional capabilities that will expand the types of oil fields to which Glori can apply its technology; (v) plans to acquire and develop additional non-producing end of life oil fields and low-producing late-life oil fields and the availability of debt and equity financing to fund any such acquisitions; (vi) the percentage of the world’s reservoirs that are suitable for the AERO System; (vii) the advantages of the AERO System compared to other enhanced oil recovery methods; and (viii) Glori’s ability to develop and maintain positive relationships with its customers and prospective customers;

•
any assumptions or estimates related to reserves, realized oil prices, the timing and amount of future production of oil, hedging strategy and results and costs of developing our properties may prove to be inaccurate;

•	other factors discussed in “Risk Factors” will negatively impact the combined company.
Forward-looking statements are subject to known and unknown risks and uncertainties and are based on potentially inaccurate assumptions that could cause actual results to differ materially from those expected or implied by the forward-looking statements. Actual results could differ materially from those anticipated in forward-looking statements for many reasons, including the factors described in “Risk Factors” in this prospectus. Accordingly, you should not rely on these forward-looking statements, which speak only as of the date of this prospectus. We undertake no obligation to publicly revise any forward-looking statement to reflect circumstances or events after the date of this prospectus or to reflect the occurrence of unanticipated events except as required under Rule 13e-4(d)(2) and Rule 13e-4(e)(3) under the Exchange Act or any other federal securities laws. You should, however, review the factors and risks Infinity Corp. or Infinity Acquisition describe in the reports Infinity Corp. or Infinity Acquisition will file from time to time with the SEC after the date of this prospectus.

MARKET, INDUSTRY AND OTHER DATA

Unless otherwise indicated, information contained in this prospectus concerning Glori’s industry and the markets in which Glori operates, including its general expectations and market position, market opportunity and market size, is based on information from various sources, on assumptions that it has made that are based on that information and other similar sources and on Glori’s knowledge of the markets for its services. That information involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates. While Glori believes that information from third-party sources used in this prospectus is generally reliable, it has not independently verified the accuracy or completeness of this information. In addition, projections, assumptions and estimates of Glori’s future performance and the future performance of the industry in which Glori operates are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described in “Risk Factors” and elsewhere in this prospectus. These and other factors could cause results to differ materially from those expressed in the estimates made by the independent parties and by Glori.

Item 4. Controls and Procedures

Controls and Procedures Disclosure

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of June 30, 2014. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2014, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be subject to legal proceedings and claims that arise in the ordinary course of business. We are not a party to any material litigation or proceedings and not aware of any material litigation or proceedings, pending or threatened against us.

Item 1A. Risk Factors

For discussion regarding our risk factors, see the risk factors discussed in the section "Risk Factors", beginning on page 17, of Exhibit 99.5 to our Form 8-K filed April 17, 2014. Those risk and uncertainties are not the only ones facing us, and there may be additional matters of which we are unaware or that we currently consider immaterial. All of those risks and uncertainties could adversely affect our business, financial condition, and/or results of operations

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit	Description
3.1	Amended and Restated Certificate of Incorporation of Glori Energy Inc. (incorporated by reference to Exhibit 3.3 of the Company's Form 8-K, filed April 18, 2014)
3.2	Amended and Restated Bylaws of Glori Energy, Inc. (incorporated by reference to Exhibit 3.4 of the Company's Form 8-K, filed April 18, 2014)
10.1*
Second Amendment to Note Purchase Agreement made and entered into as of August 11, 2014, between Glori Energy Production Inc., Stellus Capital Investment Corporation and each of the holders signatory signed thereto

10.2*	BP Swap Agreement
31.1*	Certification by Stuart Page, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by Victor Perez, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification by Stuart Page, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification by Victor Perez, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

SIGNATURE
Pursuant to the requirements of the Securities and Exchange Act of 1934, I have duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

August 13, 2014
Date

Glori Energy Inc.
Registrant

By:	/s/ Victor M. Perez
Victor M. Perez Chief Financial Officer (Principal Financial Officer)