Form 10-Q
period 2014-09-30
Glori Energy Inc.
filed 2014-11-12
CIK 1597131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act). ☐ Yes ☑ No
There were 31,499,303 $0.001 par value common shares outstanding on November 10, 2014.

INDEX TO FINANCIAL STATEMENTS

GLORI ENERGY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31, 2013	September 30, 2014
		(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$20,867	$32,654
Accounts receivable, less allowance for doubtful accounts of $80 and $40 as of December 31, 2013 and September 30, 2014, respectively	307	2,269
Prepaid expenses and other current assets	71	200
Inventory	24	36
Commodity derivative contracts	—	181
Total current assets	21,269	35,340

Property and equipment:
Proved oil and gas properties - successful efforts	3,141	45,270
Other property and equipment	4,892	5,721
	8,033	50,991

Less: accumulated depreciation, depletion and amortization	(5,223)	(7,990)
Total property and equipment, net	2,810	43,001

Deferred offering costs	378	—
Deferred loan costs	162	603
Total assets	$24,619	$78,944

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$534	$1,345
Deferred revenues	1,753	857
Accrued expenses	417	1,674
Current portion of long-term debt	3,499	3,355
Total current liabilities	6,203	7,231

Long-term liabilities:
Long-term debt, less current portion	1,771	17,052
Other long-term liabilities	449	1,854
Total long-term liabilities	2,220	18,906
Total liabilities	8,423	26,137

Commitments and contingencies

Stockholders' equity:
Common stock, $.0001 par value, 100,000,000 shares authorized, 22,450,688 and 31,499,303 shares issued and outstanding as of December 31, 2013 and September 30, 2014, respectively	2	3
Additional paid-in capital	61,609	105,319
Accumulated deficit	(45,415)	(52,515)
Total stockholders' equity	16,196	52,807
Total liabilities and stockholders' equity	$24,619	$78,944

The accompanying notes are an integral part of these consolidated financial statements.

GLORI ENERGY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
	(Unaudited)		(Unaudited)
Revenues:
Oil and gas revenues	$184	$4,103	$455	$8,489
Service revenues	591	1,355	1,979	3,527
Total revenues	775	5,458	2,434	12,016

Operating expenses:
Oil and gas operations	512	3,088	1,634	7,309
Service operations	542	657	1,703	2,715
Science and technology	386	449	1,158	1,166
Selling, general and administrative	934	1,572	3,088	4,204
Depreciation, depletion and amortization	167	1,325	466	2,931
Total operating expenses	2,541	7,091	8,049	18,325

Loss from operations	(1,766)	(1,633)	(5,615)	(6,309)

Other (expense) income:
Interest expense	(232)	(705)	(750)	(2,309)
Gain on change in fair value of warrants	1,183	—	1,183	2,454
Gain (loss) on commodity derivatives	—	2,027	—	(764)
Other (expense) income	(10)	6	(25)	21
Total other (expense) income, net	941	1,328	408	(598)

Net loss before taxes on income	(825)	(305)	(5,207)	(6,907)

Income tax expense	—	51	—	193

Net loss	$(825)	$(356)	$(5,207)	$(7,100)

Net loss per common share, basic and diluted	$(0.73)	$(0.01)	$(4.76)	$(0.25)

Weighted average common shares outstanding, basic and diluted	1,136	31,475	1,093	27,975

The accompanying notes are an integral part of these consolidated financial statements.

GLORI ENERGY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Stockholders' equity
	(Unaudited)

			Additional		Total
	Common stock		paid-in	Accumulated	stockholders'
	Shares	Par value	capital	deficit	equity

Balances as of December 31, 2013, as converted (see Note 3)	22,450,688	$2	$61,609	$(45,415)	$16,196

Stock based compensation	—	—	232	—	232

Issuance, repurchase and cancellation of common shares	—	—	(30)	—	(30)

Change in fair value of warrant liability	—	—	(2,454)	—	(2,454)

Share issuance, as converted (formerly C-2 preferred shares and warrants, see Note 3)	1,133,869	—	5,049	—	5,049

Recapitalization due to merger (see Note 3)	6,658,449	1	34,725	—	34,726

Debt conversion to common stock	250,000	—	2,000	—	2,000

Warrants exchanged for common shares	583,010	—	—	—	—

Warrant and stock option exercises	423,287	—	4,188	—	4,188

Net loss	—	—	—	(7,100)	(7,100)

Balances as of September 30, 2014	31,499,303	$3	$105,319	$(52,515)	$52,807

The accompanying notes are an integral part of these consolidated financial statements.

GLORI ENERGY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2013	2014
	(Unaudited)
Cash flows from operating activities:
Net loss	$(5,207)	$(7,100)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization of property and equipment	466	2,931
Stock-based compensation	534	232
Amortization of deferred loan costs	127	326
Accretion of end-of-term charge	72	72
Loss on disposal of property and equipment	25	—
Gain on change in fair value of warrant liabilities	(1,183)	(2,454)
Accretion of discount on long-term debt	50	50
Loss on change in fair value of commodity derivatives	—	362
Changes in operating assets and liabilities:
Accounts receivable	38	(1,985)
Prepaid expenses	(17)	(129)
Inventory	15	(12)
Accounts payable	(9)	409
Deferred revenues	521	(896)
Accrued expenses	(222)	1,041
Net cash used in operating activities	(4,790)	(7,153)

Cash flows from investing activities:
Purchase of proved oil and gas property	—	(41,048)
Purchase of other property and equipment	(447)	(643)
Net cash used in investing activities	(447)	(41,691)

Cash flows from financing activities:
Proceeds from issuance of common stock, preferred stock and preferred warrants	11,703	5,019
Proceeds from issuance of long-term debt	—	24,035
Proceeds from exercise of warrants and stock options	—	4,188
Proceeds from merger with Infinity Corp. including private placement of common stock	—	38,441
Payments for deferred offering costs	(79)	(3,337)
Payments for deferred loan costs	(36)	(767)
Payments on long-term debt	(1,785)	(6,948)
Net cash provided by financing activities	9,803	60,631

Net increase in cash and cash equivalents	4,566	11,787

Cash and cash equivalents, beginning of period	18,707	20,867

Cash and cash equivalents, end of period	$23,273	$32,654

Non-cash financing and investing activities:
Contribution of capital equal to fair value of derivative due to termination of derivative liability	$2,329	$—
Fair value of preferred stock and preferred warrants in excess of proceeds	(1,938)	—
Asset retirement obligation assumed	—	885

Supplemental cash flow information:
Interest paid	$573	$1,397

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

Management has undertaken the dissolution of Glori Oil S.R.L. and is awaiting confirmation on the effectiveness of the dissolution. During the nine months ended September 30, 2013 and September 30, 2014, the Company derived no revenues from this subsidiary and as of December 31, 2013 and September 30, 2014, the subsidiary had no assets. Management does not anticipate significant expenses for any remaining dissolution efforts.

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

In January 2014, GETI entered into a merger and share exchange agreement with Infinity Cross Border Acquisition Corporation ("INXB") and certain of its affiliates, Glori Acquisition Corp., Glori Merger Subsidiary, Inc., and Infinity-C.S.V.C. Management Ltd., an INXB representative. On April 14, 2014, the merger and share exchange agreement was closed and the merger was consummated. As a result of this transaction, Infinity Cross Border Acquisition Corporation merged with and into Glori Acquisition Corp., with Glori Acquisition Corp. surviving the merger. Following that merger, Glori Merger Subsidiary, Inc. merged with and into GETI, with GETI surviving the merger. Following both of these mergers, GETI became the wholly-owned subsidiary of Glori Acquisition Corp., and Glori Acquisition Corp. adopted the name "Glori Energy Inc."

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

We have prepared the condensed consolidated financial statements included herein pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to these rules and regulations. In the opinion of management, these condensed consolidated financial statements contain all adjustments necessary to present fairly the Company’s condensed consolidated balance sheets as of

December 31, 2013 and September 30, 2014 (unaudited), condensed consolidated statements of operations for the three and nine months ending September 30, 2013 and 2014 (unaudited), condensed consolidated statement of stockholders’ equity for the nine months ended September 30, 2014 (unaudited) and condensed consolidated statements of cash flows for the nine months ended September 30, 2013 and 2014 (unaudited). All such adjustments represent normal recurring items. The financial information contained in this report for the three and nine months ended September 30, 2013 and 2014, and as of September 30, 2014, is unaudited. These consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the year ended December 31, 2013 and the notes thereto.

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

NOTE 3 - MERGER WITH INFINITY CROSS BORDER ACQUISITION CORPORATION

On January 8, 2014, GETI executed a merger and share exchange agreement (the "Merger") with Infinity Cross Border Acquisition Corporation (“Infinity Corp.” - a special purpose acquisition company or blank check company publicly traded on NASDAQ) and certain of its affiliates. On April 14, 2014, the Merger was consummated. Pursuant to the terms of the Merger, in exchange for all of GETI's outstanding shares and warrants, Infinity Corp. issued 23,584,557 shares of common stock on a pro rata basis to the stockholders and warrant holders of GETI. GETI obtained effective control of Infinity Corp. subsequent to the Merger and thus the Merger was accounted as a reverse acquisition and recapitalization of GETI in accordance with ASC 805 - Business Combinations. Subsequent to the Merger, the GETI shareholders retained a substantial majority of voting interest and positions on the Board of Directors. Additionally GETI's management is retained and GETI's operations comprise the ongoing operations post-Merger.

In the condensed consolidated financial statements, the number of shares of common stock attributable to the Company is reflected retroactive to December 31, 2013 to facilitate comparability on the balance sheet and statement of stockholders' equity. Accordingly, the number of shares of common stock presented as outstanding as of December 31, 2013 totals 22,450,688 which represents the number of common shares that were received for pre-Merger GETI preferred stock, common stock and warrants as of December 31, 2013.

The following table (in thousands, except share amounts) presents the condensed consolidated statements of temporary equity and stockholders' equity as if the Merger had occurred on December 31, 2013. The beginning balances as of December 31, 2013, shown in the table below, represent the Company's pre-Merger temporary equity and stockholders' equity previously stated as of December 31, 2013. The balances as of December 31, 2013, as converted, represent the post-Merger stockholders' equity received in exchange for the pre-Merger temporary equity and stockholders' equity at December 31, 2013.

	Temporary equity - convertible redeemable preferred stock									Stockholders' equity
	(Unaudited)									(Unaudited)

									Total			Additional		Total
	Series A Preferred		Series B Preferred		Series C Preferred		Series C-1 Preferred		temporary	Common stock		paid-in	Accumulated	stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	equity	Shares	Par value	capital	deficit	equity

Balances as of December 31, 2013	475,541	$13,762	2,901,052	$31,900	7,296,607	$29,773	4,462,968	$3,234	$78,669	3,295,771	$1	$—	$(76,379)	$(76,378)

Reversal of pre Merger temporary equity	(475,541)	(13,762)	(2,901,052)	(31,900)	(7,296,607)	(29,773)	(4,462,968)	(3,234)	$(78,669)	—	—	—	78,669	78,669

Reversal of pre-Merger common shares	—	—	—	—	—	—	—	—	—	(3,295,771)	(1)	1	—	—

Reclassification of pre- Merger warrants from liability to additional paid-in capital	—	—	—	—	—	—	—	—	—	—	—	13,905	—	13,905

Conversion of pre-Merger shares to post-Merger shares	—	—	—	—	—	—	—	—	—	22,450,688	2	(2)	—	—

Segregate historical accumulated deficit from additional paid-in capital	—	—	—	—	—	—	—	—	—	—	—	47,705	(47,705)	—

Balances as of December 31, 2013, as converted	—	$—	—	$—	—	$—	—	$—	$—	22,450,688	$2	$61,609	$(45,415)	$16,196

Not shown in the above table is the pre-Merger issuance by GETI of 1,842,028 C-2 preferred shares and 1,640,924 C-2 preferred warrants for net proceeds of $5,049,000 on March 13, 2014. These shares and warrants were exchanged for 1,133,869 shares of common stock in the Merger.

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
30,493,006

In connection with the Merger, the Company received approximately $24.7 million, net of certain expenses and fees, and approximately $13.7 million in cash from the private placement of 1,722,482 shares of common stock at $8.00 per share from Infinity Group, Hicks Equity Partners LLC and other investors. All of GETI’s previously outstanding common shares, preferred shares and warrants were exchanged for 23,584,557 common shares in the newly merged entity, and accordingly, the Company no longer has liabilities for the fair value of such warrants and temporary equity previously reported in the Company's consolidated balance sheets. Additionally on April 14, 2014 Petro-Hunt exercised their option to convert their $2.0 million convertible note from the Company to common shares at $8.00 per share or 250,000 shares (see NOTE 7).

In addition to the common stock issued in the Merger, the Company has 5,321,700 warrants outstanding at September 30, 2014 to purchase common stock of the Company at a per share price of $10.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	December 31, 2013	September 30, 2014
		(Unaudited)

Proved oil and gas properties - successful efforts	$3,141	$45,270
Construction in progress	902	816
Laboratory and warehouse facility	591	591
Laboratory and field service equipment	2,968	2,975
Office equipment, computer equipment, vehicles and other	431	1,339
	8,033	50,991

Less: accumulated depreciation, depletion and amortization	(5,223)	(7,990)

Total property and equipment, net	$2,810	$43,001

Depreciation and amortization expense was $112,000, depletion expense was $52,000 and accretion expense related to the asset retirement obligation was $3,000 for the three months ended September 30, 2013. Depreciation and amortization expense was $117,000, depletion expense was $1,199,000 and accretion expense related to the asset retirement obligation was $9,000 for the three months ended September 30, 2014. For the nine months ended September 30, 2013 depreciation and amortization expense was $318,000, depletion expense was $138,000 and accretion expense related to the asset retirement obligation was $10,000. Depreciation and amortization expense was $352,000, depletion expense was $2,458,000 and accretion expense related to the asset retirement obligation was $121,000 for the nine months ended September 30, 2014.

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

The Company has included revenues and expenses related to the Coke Field Assets for the period from March 15 through September 30, 2014 in the condensed consolidated statement of operations for the nine months ended September 30, 2014. For this period, the revenues and net loss attributable to the Coke Field Assets were $8,138,000 and $251,000, respectively. The net loss includes a $764,000 loss on commodity derivatives related to the Company's volume based production price swaps (see NOTE 6).

Of the total $39.2 million purchase price of the Coke Field Assets, the Company recognized at approximate fair value assets such as office equipment and trucks of $310,000 and items such as tubular stock of $327,000 included in other property and equipment on the Company’s condensed consolidated balance sheet. The remaining purchase price balance was allocated to proved oil and gas properties in property and equipment on the Company’s condensed consolidated balance sheet. Also included in proved oil and gas properties, the Company recognized an asset associated with the asset retirement obligation (plugging and abandonment of wells) of $745,000 and an offsetting liability included in other long-term liabilities on the Company’s condensed consolidated balance sheet.

In September 2014, the Company purchased additional oil, gas and mineral leases adjacent to the Coke Field Assets (the "Southwest Operating Assets"). The Company purchased the Southwest Operating Assets for $2,000,000 and assumed an asset retirement obligation of an estimated $140,000.

The following summary presents unaudited pro forma information for the Company for the three and nine months ended September 30, 2013 and 2014, as if the Coke Field acquisition had been consummated at January 1, 2013 and 2014, respectively (in thousands, except per share amounts):

	For the Three Months Ended September 30,
	2013	2014
	(Unaudited)

Total revenues	$5,327	$5,458
Net loss	(1,058)	(356)

Net loss per common share, basic and diluted	$(0.93)	$(0.01)

Weighted average shares outstanding:
Basic	1,136	31,475
Diluted	1,136	31,475

	For the Nine Months Ended September 30,
	2013	2014
	(Unaudited)

Total revenues	$14,601	14,831
Net loss	(6,527)	(6,609)

Net loss per common share, basic and diluted	$(5.97)	$(0.24)

Weighted average shares outstanding:
Basic	1,093	27,975
Diluted	1,093	27,975

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

The following table summarizes the financial liabilities measured at fair value, on a recurring basis as of  September 30, 2014 (in thousands):

	Fair value measurements using
	Level 1	Level 2	Level 3	Total
	(Unaudited)

September 30, 2014
Commodity derivative (current asset)	$—	$181	$—	$181

Commodity derivative (other long-term liabilities)	—	543	—	543

The Level 2 instruments presented in the table above consists of derivative instruments made up of commodity price swaps. The fair values of the Company's commodity derivative instruments are based upon the NYMEX futures value of oil compared to the contracted per barrel rate to be received. The Company records a liability associated with the futures contracts when the futures price of oil is greater than the contracted per barrel rate to be received and an asset when the futures price of oil is less than the contracted per barrel rate to be received.

NOTE 6 - DERIVATIVE INSTRUMENTS

The Company utilizes derivative financial instruments to manage risks related to changes in oil prices. The Company is currently engaged in oil commodity price swaps where a fixed price is received from the counterparty for a portion of the Company's oil production. In return the Company pays a floating price based upon NYMEX oil prices. Although these arrangements are designed to reduce the downside risk of a decline in oil prices on the covered production, they conversely limit potential income from increases in oil prices and expose the Company to the credit risk of counterparties. The Company manages the default risk of counterparties by engaging in these agreements with only high credit quality multinational energy companies and through the continuous monitoring of their performance.

As of September 30, 2014, the Company had the following open positions on outstanding commodity derivative contracts:

Period	Volume/Month (Bbls)	Price/Unit	Fair Value - Asset (Liability)
(Unaudited)

October 2014 - March 2015	8,400	$94.11	229,000
April 2015 - March 2016	7,300	$86.50	(58,000)
April 2016 - March 2017	6,550	$82.46	(244,000)
April 2017 - March 2018	5,800	$80.53	(289,000)

The Company has not elected to designate any of these as derivative contracts for hedge accounting. Accordingly, the derivative contracts are carried at fair value on the condensed consolidated balance sheet as assets or liabilities. For each reporting period the contracts are marked-to-market and the resulting unrealized changes in the fair value of the assets and liabilities are recognized on the condensed consolidated statements of operations. The payables and receivables resulting from the closed derivative contracts result in realized gains and losses recorded on the Company's condensed consolidated statements of operations. The unrealized and realized gains and losses on derivative instruments are recognized in the gain (loss) on commodity derivatives line item located in other (expense) income.

The following tables summarize the unrealized and realized gain (loss) on commodity derivatives:

Three Months Ended September 30,
2014
(Unaudited)

Unrealized gain on commodity derivatives	$2,206,000
Realized loss on commodity derivatives	(179,000)
$2,027,000

Nine Months Ended September 30,
2014
(Unaudited)

Unrealized loss on commodity derivatives	$(362,000)
Realized loss on commodity derivatives	(402,000)
$(764,000)

NOTE 7 - LONG TERM DEBT

On June 11, 2012, the Company entered into a secured term promissory note in the amount of $8.0 million. The note contains a 10.0% annual interest rate subject to increase based upon an increase in the prime rate. The loan is secured by substantially all assets of the Company with the exception of the Coke Field Assets. The lender also received a warrant to purchase shares of the Company’s stock which was exchanged for 18,208 common shares upon consummation of the Merger. Equal monthly principal payments are due over 27 months beginning in April 2013 through June 2015 plus an end of term charge of $280,000. As of December 31, 2013 and September 30, 2014, the ratable liability for the end of term charge was $144,000 and $216,000, respectively, and it is included in accrued expenses in current liabilities on the accompanying 2014 condensed consolidated balance sheet. The loan agreement contains covenants which place restrictions on the incurrence of debt, liens and capital expenditures. As of September 30, 2014 the outstanding loan balance is $2,622,000. The Company is in compliance with all the covenants as of September 30, 2014.

On March 14, 2014 in connection with the closing of the acquisition of the Coke Field Assets, the Company entered into two financing agreements of $18.0 million and $4.0 million in order to fund a portion of the $38.0 million in cash required for the acquisition.

The $18.0 million note is a senior secured term loan facility of Glori Energy Production Inc. and is secured by the Coke Field Assets and shares of common stock. The loan has a three year term bearing interest at 11.0% per annum, subject to increase upon a LIBOR rate increase above 1%. The credit agreement requires quarterly principal payments equal to 50% of the excess cash flows, as defined, from the Coke Field Assets during the first year and 75% thereafter subject to a minimum quarterly principal payment of $112,500 plus interest. The loan was funded net of closing costs of 2%, or $360,000, which is included in deferred loan costs on the condensed consolidated balance sheets and will be amortized over the loan term. The loan agreement contains covenants which place restrictions on Glori Energy Production’s ability to incur additional debt, incur other liens, make other investments, capital expenditures and the sale of assets. Glori Energy Production is also required to maintain certain financial ratios related to leverage, working capital and proved reserves, all as defined in the loan agreement. As of September 30, 2014 the outstanding loan balance is $17,734,000. Glori Energy Production is in compliance with all covenants as of September 30, 2014.

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

On March 14, 2014, in connection with the purchase of the Coke Field Assets, a subsidiary of the Company, Glori Energy Production, issued to Petro-Hunt an unsecured, subordinated convertible promissory note for $2.0 million bearing interest at 6.0% per annum. On April 14, 2014 the note was converted into 250,000 shares of post-Merger common stock.

Maturities on long-term debt during the next three years are as follows (in thousands):

Year ending September 30,	Amount
(Unaudited)

2015	$3,355
2016	473
2017	16,579
$20,407

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

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
	(Unaudited)		(Unaudited)
Numerator:

Net loss	$(825)	$(356)	$(5,207)	$(7,100)

Denominator:

Weighted-average common shares outstanding - basic	1,136	31,475	1,093	27,975
Effect of dilutive securities	—	—	—	—
Weighted-average common shares - diluted	1,136	31,475	1,093	27,975

Net loss per common share - basic and diluted	$(0.73)	$(0.01)	$(4.76)	$(0.25)

The following weighted-average securities outstanding during the three and nine months ended September 30, 2013 and 2014 were not included in the calculation of diluted shares outstanding as they would have been anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
	(Unaudited)		(Unaudited)

Common stock warrants	—	5,517	—	4,752
Common stock options	2,021	2,307	1,841	2,315

NOTE 9 - INCOME TAXES

At December 31, 2013 and September 30, 2014, the Company has net operating loss carryforwards for federal income tax reporting purposes of approximately $31.4 million and $41.8 million, respectively, which will begin to expire in the year 2025, and tax credits of approximately $367,000 which will begin to expire in 2027. The NOL carry forward has been reduced by approximately $5.4 million because management estimates such amount of the loss carry forwards will expire due to limitations from changes in control.

The Company has recorded valuation allowances against the Company's deferred tax assets. The effective tax rate for the three and nine months ended September 30, 2013 and 2014 varies from the statutory rate primarily due to the effect of the valuation allowance. For the three and nine months ended September 30, 2014 the Company had income tax expense of $51,000 and $193,000, respectively due to current taxes on foreign income.

As of December 31, 2013 and September 30, 2014, the Company had an uncertain tax position related to not filing Form 926 Return by a U.S. Transferor of Property to a Foreign Corporation in the amount of approximately $31,000 for the tax years 2010 and 2011. This form would have reported cash transfers to support the operations of its subsidiary Glori Oil S.R.L. The Company has amended these returns and believes any liability will be abated; accordingly, the Company has not recognized any liability in the accompanying consolidated financial statements. The Company does not expect a material change to the consolidated financial statements related to uncertain tax positions in the next 12 months. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Litigation

From time to time, the Company may be subject to legal proceedings and claims that arise in the ordinary course of business. The Company is not a party to any material litigation or proceedings and is not aware of any material litigation or proceedings, pending or threatened against it.

Commitments

The Company leases two adjacent buildings in Houston, Texas and a warehouse facility in Gull Lake, Saskatchewan under operating leases. The Company's original Houston building lease which contains office space, warehouse space and a laboratory expires in May 2017 and is leased for $10,586 per month. The Company's second Houston facility, which contains office and warehouse space, is leased for $8,415 per month and has a lease expiration date of May 2015. The Company has vacated this facility and will not renew the lease upon expiration. The Saskatchewan warehouse is a month-to-month lease which rents for $1,000 per month and is cancelable with 30 days’ notice.

In addition to the facility lease commitments, the Company also has various other commitments such as technology hardware and support and software commitments.

Approximate minimum future rental payments under these noncancelable operating leases as of September 30, 2014 are as follows (in thousands):

Year Ending September 30,
(Unaudited)

2015	$204
2016	129
2017	85
$418

Total rent expense was approximately $60,000 and $74,000 for the three months ended September 30, 2013 and September 30, 2014, respectively, and $156,000 and $217,000 for the nine months ended September 30, 2013 and September 30, 2014, respectively.

The Company signed a lease for office space subsequent to September 30, 2014 which is not included in the table above (see NOTE 13).

NOTE 11 - STOCK-BASED COMPENSATION

Stock Incentive Plan

As a result of the Merger with Infinity Corp. which was consummated on April 14, 2014, the issued and outstanding stock options were canceled and reissued as stock options in the newly merged entity at a conversion ratio of 2.9 to 1.0 of pre-Merger stock options to post-Merger stock options. The exercise price of the Glori stock options also increased by the same factor of 2.9. All option disclosures in the note below are shown as converted using these factors.

As of December 31, 2013 the total common stock available for issuance pursuant to the Glori Oil Limited 2006 Stock Option and Grant Plan (the “Plan”) was 2,581,190, as converted. As of April 14, 2014 the plan was amended such that no further options would be issued. Options are issued at an exercise price equal to the fair market value of the Company’s common stock at the grant date. Generally, the options vest 25 percent after 1 year, and thereafter ratably each month over the following 36 months, and may be exercised for a period of 10 years subject to vesting.

The Company has computed the fair value of all options granted during the year ended December 31, 2013 and nine months ended September 30, 2014, using the following assumptions:

	Year ended December 31,	Nine months ended September 30,
	2013	2014
		(Unaudited)

Risk-free interest rate	2.23%	2.44%
Expected volatility	55%	55%
Expected dividend yield	—	—
Expected life (in years)	7.09	7.00
Expected forfeiture rate	—	—

The following table summarizes the activity of the Company’s plan related to stock options:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual term (years)
Outstanding as of December 31, 2013, as converted	2,322,180	$0.81	7.7
Awarded (unaudited)	7,103	$1.16
Exercised (unaudited)	(9,397)	$1.16
Forfeited or Expired (unaudited) (1)	(16,864)	$1.16
Outstanding as of September 30, 2014 (unaudited)	2,303,022	$0.82	7.0
Exercisable as of December 31, 2013	1,887,568	$0.75	7.5
Exercisable as of September 30, 2014 (unaudited) (2)	2,049,188	$0.78	6.8

(1)
Management considers the circumstances generating these forfeitures to be unusual and nonrecurring in nature; accordingly, no allowance for forfeitures of options to purchase shares has been considered in determining future vesting or expense.

(2)
The employee options shown as exercisable are subject to a one year lock up agreement pursuant to the terms of the Merger whereby these options, although fully vested, cannot be exercised until April 15, 2015, the day after the first anniversary of the Merger.

The total intrinsic value of options exercised for the three months ended September 30, 2013 and September 30, 2014 was $0 and $40,000, respectively. The total intrinsic value of options exercised for the nine months ended September 30, 2013 and September 30, 2014 was $74,000 and $70,000, respectively. The aggregate intrinsic value of options outstanding and exercisable as of December 31, 2013 and September 30, 2014 is $782,000 and $14,590,000, respectively. The total fair value of options vested during the three months ended September 30, 2013 and September 30, 2014 was $106,000 and $77,000. The total fair value of options which vested during the nine months ended September 30, 2013 and September 30, 2014 was $583,000 and $236,000, respectively.

Stock-based compensation expense is included primarily in selling, general and administrative expense and was $87,000 and $78,000 for the three months ended September 30, 2013 and September 30, 2014, respectively. Stock-based compensation expense was $534,000 and $232,000 for the nine months ended September 30, 2013 and September 30, 2014, respectively. The Company has future unrecognized compensation expense for nonvested shares at September 30, 2014 of $311,000 with a weighted average vesting period of 1.7 years.

NOTE 12 – SEGMENT INFORMATION

The Company generates revenues through the production and sale of oil and natural gas (the “Oil and Gas Segment”) and through the Company’s AERO services provided to third party oil companies (the “AERO Services Segment”).
The Oil and Gas Segment produces and develops the Company’s acquired oil and natural gas interests. The revenues derived from the segment are from sales to the first purchaser. The Company uses two such arrangements, one for the Etzold Field located in Seward County, Kansas and another for the Coke and Quitman Fields located in Wood County, Texas.

The AERO Services Segment derives revenues from external customers by providing the Company’s biotechnology solution of enhanced oil recovery through a two-step process consisting of (1) the Analysis Phase and (2) the Field Deployment Phase.

The Analysis Phase work is a reservoir screening process whereby the Company obtains field samples and evaluates the Company’s potential for AERO Services Segment success. This process is performed at the Company’s Houston laboratory facilities. The Science and Technology expenses shown on the Company’s condensed consolidated statements of operations are the expenses that are directly attributable to the Analysis Phase and expenses associated with the Company’s on-going research and development of its technology.

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

Although the AERO Services Segment provides enhanced oil recovery services to the Oil and Gas Segment, the Company does not utilize intercompany charges. The direct costs of the services such as the injection solution, transportation of the solution and expenses associated with the injection are charged directly to the Oil and Gas Segment. All of the AERO Services Segment capital expenditures and depreciation associated with injection equipment is viewed as part of the AERO Services Segment.

The following table sets forth the operating segments of the Company and the associated revenues and expenses (in thousands):

	Oil and Gas (1)	AERO Services	Corporate	Total
	(Unaudited)

Three months ended September 30, 2013
Revenues	$184	$591	$—	$775
Total operating expenses	512	542	1,320	2,374
Depreciation, depletion and amortization	56	101	10	167
Loss from operations	(384)	(52)	(1,330)	(1,766)

Other income, net	—	—	941	941

Net loss	$(384)	$(52)	$(389)	$(825)

	Oil and Gas (1)	AERO Services	Corporate	Total
	(Unaudited)

Three months ended September 30, 2014
Revenues	$4,103	$1,355	$—	$5,458
Total operating expenses	3,088	657	2,021	5,766
Depreciation, depletion and amortization	1,245	73	7	1,325
(Loss) income from operations	(230)	625	(2,028)	(1,633)

Other income (expense), net	2,027	—	(699)	1,328

Income tax expense	—	—	51	51

Net income (loss)	$1,797	$625	$(2,778)	$(356)

(1)
The oil and gas revenues for the three months ended September 30, 2014 includes direct revenues of $4,030,000, operating expenses (including severance taxes) of $2,294,000, depreciation, depletion and amortization of $1,177,000 and gain on commodity derivatives of $2,206,000 related to the Coke Field Assets and Southwest Operating Assets which are not included in the three months ended September 30, 2013. Total operating expenses for the Oil and Gas segment also includes expenses for our Etzold Field greenfield lab in Kansas and the compensation expense for our acquisitions and production professional staff and their related expenses in connection with identifying and analyzing potential acquisitions and managing our oil and gas assets.

	Oil and Gas (1)	AERO Services	Corporate	Total
	(Unaudited)

Nine months ended September 30, 2013
Revenues	$455	$1,979	$—	$2,434
Total operating expenses	1,634	1,703	4,246	7,583
Depreciation, depletion and amortization	149	287	30	466
Loss from operations	(1,328)	(11)	(4,276)	(5,615)

Other income, net	—	—	408	408

Net loss	$(1,328)	$(11)	$(3,868)	$(5,207)

	Oil and Gas (1)	AERO Services	Corporate	Total
	(Unaudited)

Nine months ended September 30, 2014
Revenues	$8,489	$3,527	$—	$12,016
Total operating expenses	7,309	2,715	5,370	15,394
Depreciation, depletion and amortization	2,645	263	23	2,931
(Loss) income from operations	(1,465)	549	(5,393)	(6,309)

Other (expense) income, net	(764)	—	166	(598)

Income tax expense	—	—	193	193

Net (loss) income	$(2,229)	$549	$(5,420)	$(7,100)

(1)
The oil and gas revenues for the nine months ended September 30, 2014 includes six months and sixteen days of direct revenues of $8,138,000, operating expenses (including severance taxes) of $5,264,000, depreciation, depletion and amortization of $2,361,000 and loss on commodity derivatives of $764,000 related to the Coke Field Assets and Southwest Operating Assets which are not included in the nine months ended September 30, 2013. Total operating expenses for the Oil and Gas segment also includes expenses for our Etzold Field greenfield lab in Kansas and the compensation expense for our acquisitions and production professional staff and their related expenses in connection with identifying and analyzing potential acquisitions and managing our oil and gas assets.

NOTE 13 – SUBSEQUENT EVENTS

On October 2, 2014, the Company executed and commenced a two-year lease agreement for 7,805 square feet of office space in Houston's Westchase District for $18,498 per month. The Company has a one-year extension option at a 4% increase in rent and two one-year extension options at a mutually agreed upon market rate with the lessor.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a Houston-based energy technology company focused on enhanced oil recovery using our proprietary AERO System technology to increase the amount of oil that can be produced from conventional oil fields. Only about one-third of the oil discovered in a typical reservoir is recoverable using conventional oil production technology, leaving the remaining two-thirds trapped in the reservoir rock. Our AERO System technology stimulates the native microorganisms that reside in the reservoir to improve the recoverability of this trapped oil. We derive revenues from fees earned as a service provider of our technology to third party exploration and production ("E&P") companies, and also use our technology to increase oil production in fields that we acquire and operate in the United States.

On January 8, 2014, we executed a merger and share exchange agreement with Infinity Corp. and certain of its affiliates. On April 14, 2014, the Merger was consummated. We obtained effective control of Infinity Corp. subsequent to the Merger and thus the Merger was accounted for as a reverse acquisition and recapitalization of the Company. Subsequent to the Merger, our shareholders retained a substantial majority of voting interest and positions on the Board of Directors. Additionally our management is retained and our operations comprise the ongoing operations post-Merger. In connection with the Merger, we received approximately $24.7 million, net of certain expenses and fees, and approximately $13.7 million in cash from the private placement of common stock for total proceeds of $38.4 million.

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

Net loss for the third quarter of 2014 was $356,000 or $0.01 per share. This compares to a third quarter 2013 net loss of $825,000, or a loss of $0.73 per share.

Revenues for the third quarter of 2014 were $5.5 million, up from $775,000 in the third quarter of 2013. Oil and gas revenues increased to $4.1 million from $184,000 in the third quarter 2013 due principally to the Coke Field acquisition. Revenues from our AERO technology services segment increased to $1.4 million in the third quarter of 2014 from $591,000, an increase of 129% from the third quarter of 2013.

During the third quarter of 2014, we produced 46,143 net barrels of oil equivalents ("BOE") or approximately 502 BOE per day and received an average realized price of $94.23. After the effect of oil swap settlements our oil price per barrel for the quarter was approximately $91.00 per barrel. Production from liquids (oil and condensate) represented approximately 92% of total production.

Oil and gas operating expenses in the third quarter of 2014 were $3.1 million compared to $512,000 in the third quarter of 2013 due principally to the Coke Field acquisition, additions to professional and technical staff associated with the growth of our oil and gas segment, acquisition costs and costs associated with the sourcing and evaluation of potential oil property acquisitions. Included in oil and gas operating expenses for the third quarter of 2014 are direct lease operating expenses of approximately $2,100,000, production taxes of $192,000, acquisition expenses of $278,000 and compensation and other administrative expenses associated with our acquisitions and production professional personnel of $491,000. Acquisition expenses consist of legal and third party fees associated with sourcing and analyzing potential acquisitions. Acquisition expenses of $278,000 in the third quarter of 2014 increased from acquisition costs of $29,000 in the second quarter of 2014.

Services operating expenses increased to $657,000 in the third quarter of 2014 compared to $542,000 in the prior year third quarter due to the increased AERO services activities with third party E&P client projects. Services operating expenses include nutrient solution, materials, supplies, travel and transportation and costs of personnel engaged in our AERO services Field Deployment Phase.

As of September 30, 2014, we had $857,000 in services deferred revenues on the balance sheet. The deferred revenues will be recognized over the next 12 months, as we commence the Field Deployment Phase of certain AERO service contracts and also begin to earn additional monthly fees related to such projects. Our profit margin on service revenues can vary from quarter to quarter dependent on the timing of the recognition of revenues on projects and the incurrence of start-up costs on new projects prior to the recognition of revenues.

Science and technology expenses increased to $449,000 in the third quarter of 2014 compared to $386,000 in the prior year third quarter. Science and technology expenses include personnel expenses, supplies and other administrative expenses attributable to the Analysis Phase of our AERO service projects and on-going research and development of technology performed at out Houston laboratory facility.

Selling, general and administrative ("SG&A") expense was $1.6 million in the third quarter of 2014, compared to $934,000 in the prior-year period. The increase is primarily due to increased compensation expense for additional staff, increased consulting and accounting fees and higher legal fees for various regulatory filings such as those associated with being a new public company such as form S-8 and the final filing of our predecessor, Infinity Corp., through form 20-F.

Depreciation, depletion and amortization ("DD&A") was $1.3 million in the third quarter of 2014, up from $167,000 in the prior-year period. The year-over-year increase in DD&A expense was the result of higher overall production and higher capitalized costs as a result of the Coke Field acquisition.

Interest expense totaled $705,000 in the third quarter of 2014, compared with $232,000 in the third quarter of 2013. The increase was the result of borrowings in connection with the Coke Field acquisition in March 2014. Interest expense in the third quarter 2014 included $102,000 in amortization of deferred loan costs versus $29,000 in the third quarter 2013.

We had price swap derivatives in place covering approximately 60% of our oil and condensate production for the third quarter of 2014. We continue to maintain price swaps covering a portion of our estimated future production. In the third quarter ended September 30, 2014, we incurred a gain on commodity derivatives of approximately $2.0 million, which includes $179,000 in total cash settlements paid on derivatives. We did not engage in price swaps in the previous year’s third quarter.

Results of Operations

Historical Results of Operations for Glori

The following table sets forth selected financial data for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
	(Unaudited)		(Unaudited)
Revenues:
Oil and gas revenues	$184	$4,103	$455	$8,489
Service revenues	591	1,355	1,979	3,527
Total revenues	775	5,458	2,434	12,016

Operating expenses:
Oil and gas operations	512	3,088	1,634	7,309
Service operations	542	657	1,703	2,715
Science and technology	386	449	1,158	1,166
Selling, general and administrative	934	1,572	3,088	4,204
Depreciation, depletion and amortization	167	1,325	466	2,931
Total operating expenses	2,541	7,091	8,049	18,325

Loss from operations	(1,766)	(1,633)	(5,615)	(6,309)

Other (expense) income:
Interest expense	(232)	(705)	(750)	(2,309)
Gain on change in fair value of warrants	1,183	—	1,183	2,454
Gain (loss) on commodity derivatives	—	2,027	—	(764)
Other (expense) income	(10)	6	(25)	21
Total other (expense) income, net	941	1,328	408	(598)

Income tax expense	—	51	—	193

Net loss	$(825)	$(356)	$(5,207)	$(7,100)

Three Months Ended September 30, 2013 and 2014

Oil and gas revenues. Oil and gas revenues increased $3,919,000 to $4,103,000 for the three months ended September 30, 2014, from $184,000 for the three months ended September 30, 2013. The increase was primarily attributable to the Coke Field acquisition which we closed on March 14, 2014 which resulted in the inclusion of an additional $4,030,000 of oil and gas revenues related to the period from July 1, 2014 to September 30, 2014.

Service revenues. Service revenues increased $764,000 to $1,355,000 for the three months ended September 30, 2014 from $591,000 in the three months ended September 30, 2013. The increase in revenues was primarily attributable to an increase in Analysis Phase revenues of $833,000, which was partially offset by a decrease in Field Deployment Phase revenues of $69,000. The increase in Analysis Phase revenues was due to seven projects in process in the third quarter 2014 compared to two projects in the third quarter of 2013. There were $481,000 in Field Deployment Phase service revenues in the third quarter 2014 versus $550,000 in the third quarter of 2013. There were six projects in the Field Deployment Phase in the third quarter of 2014 compared to seven projects in the 2013 third quarter.

Oil and gas operations. Oil and gas operating expense increased by $2,576,000 to $3,088,000 in the three months ended September 30, 2014 compared to $512,000 in the three months ended September 30, 2013. The increase was mainly attributable to the acquisition of the Coke Field which was completed on March 14, 2014 and resulted in the inclusion of an additional $2,294,000 of expenses during the third quarter 2014 and additional professional staff and administrative expenses in connection with the additional staffing for analyzing potential oil property acquisitions and the management of the Coke Field. The additional expenses related to the Coke Field are primarily related to lease operating expenses of approximately $2,100,000 and severance taxes of $192,000. Oil and gas operations expense also includes expenses for our Etzold Field greenfield lab in Kansas and the compensation expense for our acquisitions and production professional staff and their related expenses in connection with identifying and analyzing potential acquisitions and managing our oil and gas assets.

Service operations. The third quarter 2014 resulted in service operations expense of $657,000, an increase of $115,000 or 21%, compared to third quarter 2013 expenses of $542,000. The increase is primarily attributable to an increase in contract labor charges of $115,000 during the quarter related to a project in Brazil which began in the third quarter of 2014.

Science and technology. Science and technology expenses increased by $63,000, or 16%, to $449,000 for the three months ended September 30, 2014, from $386,000 for the three months ended September 30, 2013. The increase was attributable to increases in expenses for employee compensation and lab supplies.

Selling, general and administrative. SG&A expenses increased by $638,000, or 68%, to $1,572,000 for the three months ended September 30, 2014, from $934,000 for the three months ended September 30, 2013. The increase was partially attributable to legal fees of $334,000 incurred for various, primarily nonrecurring filings associated with being a new public company such as form S-8 and filing the final SEC form 20-F of our predecessor, Infinity Corp, as well as other general shareholder matters. The overall increase was also attributable to an increase of $183,000 in recruiting and compensation expenses, due to an increase in professional staff, and to an increase of $132,000 in consulting and accounting fees.

Depreciation, depletion and amortization. DD&A increased by $1,158,000 to $1,325,000 for the three months ended September 30, 2014, from $167,000 for the three months ended three months ended September 30, 2013. The increase was a result of an increase in depletion expense associated with the acquisition of the Coke Field Assets.

Total other (expense) income, net. Total other (expense) income, net, increased $387,000 from income of $941,000 during the three months ended September 30, 2013 to income of $1,328,000 during the three months ended September 30, 2014. The increase in other income was primarily due to a $2,027,000 gain on the change in fair value of commodity derivatives which was partially offset by a prior period gain of $1,183,000 on the change in fair value of warrants which were no longer outstanding during the third quarter 2014. Interest expense also increased $473,000 due to the $18.0 million senior note secured by the Coke Field Assets which further offset the commodity derivative gain.

Nine Months Ended September 30, 2013 and 2014

Oil and gas revenues. Oil and gas revenues increased $8,034,000 to $8,489,000 for the nine months ended September 30, 2014, from $455,000 for the nine months ended September 30, 2013. The increase was attributable to the purchase of the Coke Field Assets which closed on March 14, 2014 and resulted in the inclusion of an additional $8,138,000 of oil and gas revenues related to the period from March 14, 2014 to September 30, 2014.

Service revenues. Service revenues increased $1,548,000, or 78%, to $3,527,000 for the nine months ended September 30, 2014 from $1,979,000 in the nine months ended September 30, 2013. The increase in revenues was attributable to increases of $952,000 in Analysis Phase services and $596,000 in Field Deployment Phase services. The increase in Analysis Phase work was derived from eleven projects in the Analysis Phase during the nine months ended September 30, 2014 compared to four projects during the nine months ended September 30, 2013. The increase in Field Deployment Phase revenues was primarily due to two large Canadian projects in process during the nine month period ended September 30, 2014 which more than offset the fewer number of projects when compared to the nine months ended September 30, 2013.

Oil and gas operations. Oil and gas operating expense increased $5,675,000 to $7,309,000 in the nine months ended September 30, 2014 compared to $1,634,000 in the nine months ended September 30, 2013. The increase was mainly attributable to the acquisition of the Coke Field Assets which was completed on March 14, 2014 and resulted in the inclusion of an additional $5,264,000 in operating expenses which is made up of approximately $4,882,000 in lease operating expenses and $380,000 in severance taxes. The remaining increase of $411,000 is primarily due to third party due diligence costs related to the acquisition of the Coke Field Assets, other acquisition costs and additional corporate personnel required with the acquisition. Oil and gas operations expense also includes expenses for our Etzold Field greenfield lab in Kansas and the compensation expense for our acquisitions and production professional staff and their related expenses in connection with identifying and analyzing potential acquisitions and managing our oil and gas assets.

Service operations. The nine months ended September 30, 2014 resulted in service operations expense of $2,715,000, an increase of $1,012,000 or 59%, compared to nine months ended September 30, 2013 expenses of $1,703,000. The majority of the increase, totaling $724,000, is attributable to increased nutrient and trucking costs related to Canadian projects during nine months ended September 30, 2014. During the nine months ended September 30, 2014 we also incurred costs of $338,000 related to contract labor in preparation for a project in Brazil which commenced in the third quarter of 2014.

Science and technology. Science and technology expenses were essentially unchanged at $1,166,000 for the nine months ended September 30, 2014, compared to $1,158,000 for the nine months ended September 30, 2013.

Selling, general and administrative. SG&A expenses increased by $1,116,000, or 36%, to $4,204,000 for the nine months ended September 30, 2014, from $3,088,000 for the nine months ended September 30, 2013. The increase in SG&A was due to an increase of approximately $1,050,000 in legal, accounting and other professional fees, which were incurred in connection with the Merger, the acquisition of the Coke Field Assets, and nonrecurring regulatory filings associated with being a new public company and finalizing the Merger with Infinity Corporation, such as forms S-8, S-3, and 20-F. The remaining increase in SG&A is attributable to increased recruiting and compensation expenses, due to an increase in professional staff.

Depreciation, depletion and amortization. DD&A increased by $2,465,000 to $2,931,000 for the nine months ended September 30, 2014, from $466,000 for the nine months ended September 30, 2013. The increase was primarily attributable to an increase in depletion expense of $2,330,000 related to the addition of the Coke Field Assets in March 2014. Additionally accretion of the asset retirement obligation increased $111,000 and depreciation increased $34,000 in the nine months ended September 30, 2014 over the nine months ended September 30, 2013.

Total other (expense) income, net. Total other (expense) income, net decreased $1,006,000 from income of $408,000 during the nine months ended September 30, 2013 to expense of $598,000 during the nine months ended September 30, 2014. Expenses increased due to a loss on commodity derivatives of $764,000 related to commodity price swap contracts entered into in connection with the acquisition of the Coke Field Assets. Interest expense also increased $1,559,000 in the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 due to the addition of the $18.0 million senior secured note incurred in connection with the acquisition of the Coke Field Assets. These decreases in expense in total other (expense) income, net were partially offset by the gain on change in fair value of the warrant liabilities, which increased $1,271,000 when comparing the nine months ended September 30, 2014 versus the nine months ended September 30, 2013.

Liquidity and Capital Resources

Our primary sources of liquidity and capital since our formation have been proceeds from equity issuances and borrowings. To date, our primary use of capital has been to fund our operations and research and development activities. During the nine months ended September 30, 2014, we received approximately $38.4 million in proceeds related to the Merger and private placement of common stock, we issued C-2 Preferred Stock and C-2 Preferred Warrants (which were subsequently exchanged for common stock in the newly merged entity) for $5.0 million in net proceeds, and we received $4.1 million primarily related to proceeds from the exercise of warrants. During the period we also borrowed $18.0 million secured by and used to partially finance the purchase of the Coke Field Assets, a producing oil field in Wood County, Texas purchased from Petro-Hunt for $38.0 million and a $2.0 million convertible note payable.

At September 30, 2014, we had working capital of $28.1 million, made up of current assets of $35.3 million and current liabilities of $7.2 million. The current asset balance is comprised of cash and cash equivalents of $32.7 million, accounts receivable of $2.3 million, prepaid expenses and other current assets of $200,000, inventory of $36,000 and commodity derivative contracts receivable of $181,000. Included in current liabilities is $1.3 million in accounts payable, $857,000 in deferred revenues, $1.7 million in accrued expenses and $3.4 million in current portion of long-term debt.

During the nine months ended September 30, 2014, we received cash proceeds which significantly increased our cash balance and thus our working capital position. On April 14, 2014 we completed a merger and share exchange agreement (“Merger”) with Infinity Corp. and certain of its affiliates. The Merger resulted in net cash proceeds to us of approximately $24.7 million and approximately $13.7 million in additional cash from the private placement of 1,722,482 shares of common stock at $8.00 per share from Infinity Group, Hicks Equity Partners LLC and other investors.

The Merger also resulted in a reduction of current liabilities furthering the positive impact to our working capital. All of the previously outstanding common shares, preferred shares and warrants were exchanged for 23,584,557 common shares in the newly merged entity. Accordingly, the Company no longer has liabilities for the fair value of warrants which reduced current liabilities by the $13,713,000 value assessed at March 31, 2014. Additionally, on April 14, 2014, the Petro-Hunt convertible note, also included in current liabilities for $2,000,000, was converted to 250,000 common shares.

During the next twelve months, we expect our principal sources of liquidity to be from the cash provided by the Merger, our own cash on hand, new credit facilities to be used for financing future oil property acquisitions and cash flows from operating activities. Such new acquisition debt facilities will be based on the value of the oil and gas reserves acquired and secured by the respective assets. We expect these sources of liquidity will enable us to fund our capital expenditures and working capital needs for the next twelve months.

We intend to pursue additional acquisitions of producing oil assets on which to deploy our technology of enhanced oil recovery, the "AERO System". Planned capital expenditures for the next twelve months include approximately $5.0 million for further Coke Field development and implementation of our AERO System technology and approximately $1.1 million for field equipment for our AERO System service for customers and our research and development laboratory in Houston, Texas. As of September 30, 2014, we did not have any commitments for the acquisition of oil properties or any other significant capital commitments.

Revenues and cash flows from the Coke Field Assets will, in the near-term, represent the majority of our cash from operating activities until we complete other acquisitions of oil producing assets or experience significant growth in our services revenues. Operating cash flow from the Coke Field Assets, after direct operating expenses and related overhead costs, will principally be dedicated to servicing acquisition-related debt and capital expenditures. Such operating cash flow will be influenced by a number of factors such as oil production rates, oil prices and operating expenses. While we have entered into price swaps for a portion of our oil production, variability in operating cash flow may require us to pursue additional resources to fund future capital expenditures and service associated debt.

The price of oil declined 14% during the third quarter 2014 using the Cushing, Oklahoma - West Texas Intermediate spot prices of $106.06 per barrel on July 1, 2014 to a price of $91.17 on September 30, 2014. Subsequent to September 30, 2014 the prices fell further to approximately $81 per barrel as of October 31, 2014. A sustained lower oil price through year end will negatively impact fourth quarter oil revenues which will be partially offset by realized other income from oil price swap settlements. Using an estimated average oil price of $81 and assuming third quarter volumes, oil and gas revenues would have dropped from approximately $4.0 million in the third quarter to $3.4 million. This decline would be partially offset by settlements on oil swaps of approximately $330,000 during the period assuming a similar NYMEX oil price of $81 per barrel. See ITEM 3. Quantitative and Qualitative Disclosures about Market Risk for further discussion on the potential impact of a oil price decline.

Future cash requirements and the requirement for new financing will be dependent primarily upon our success in generating additional acquisition opportunities and the related capital expenditures. Although we believe that we will have sufficient liquidity and capital resources to meet our operating requirements, we may pursue additional opportunities which could require additional debt or equity financing. If we are not successful in securing such additional financing on favorable terms, our ability to achieve our desired level of revenues growth could be materially adversely affected.

The following table sets forth the major sources and uses of cash for the periods presented (in thousands):

	Nine Months Ended September 30,
	2013	2014
Net cash used in operating activities	$(4,790)	$(7,153)
Net cash used in investing activities	(447)	(41,691)
Net cash provided by financing activities	$9,803	$60,631

Operating Activities

During the nine months ended September 30, 2014, our operating activities used $7,153,000 in cash. Our net loss for the nine months ended September 30, 2014 was $7,100,000. Non-cash items totaled an expense of $1,519,000, made up primarily of a loss on the change in fair value of commodity derivatives of $362,000, deprecation, depletion and amortization of property and equipment of $2,931,000, amortization of deferred loan costs of $326,000, stock based compensation of $232,000 and $122,000 in other non-cash expenses. These non-cash expenses were partially offset by a gain on the change in fair value of warrant liabilities of $2,454,000. Changes in operating assets and liabilities reduced net cash by $1,572,000 for the period. The cash reduction from changes in operating assets and liabilities was caused by an increase in accounts receivable of $1,985,000, a increase in prepaid expenses of $129,000, a increase in inventory of $12,000 and a decrease in deferred revenues of $896,000. These uses of cash were partially offset by sources of cash from an accounts payable increase of $409,000 and an accrued expenses increase of $1,041,000.

The increase in accounts receivable was a primarily a result of a receivable outstanding at September 30, 2014 for $1,471,000 for oil and gas sales related to the Coke Field Assets for September. The accrued expenses increase of $1,041,000 is primarily caused by an increase in accrued interest of $501,000 related to the $18.0 million note secured by the Coke Field and $496,000 related to ad valorem taxes payable on the Coke Field.

During the nine months ended September 30, 2013, our operating activities used $4,790,000 in cash. Our net loss for the nine months ended September 30, 2013 was $5,207,000. Non-cash items totaled to an expense of $91,000 consisting of $466,000 in charges for depreciation, depletion and amortization, $534,000 for stock-based compensation expense, $127,000 for amortization of deferred loan costs and other and $147,000 in other non-cash operating expenses. These expenses were largely offset by a gain on change in fair value of warrant liabilities of $1,183,000. Changes in operating assets and liabilities increased net cash by $326,000. This increase is due to sources of cash from a deferred revenue increase of $521,000 and other sources of cash totaling $53,000. These sources of cash were partially offset by uses of cash of $222,000 due to a decline in accrued expenses and other uses of cash totaling $26,000. The increase in deferred revenues was related to payments received on project in advance of work performed, and the decrease in accrued expenses was primarily related to timing of payment on accrued employee compensation outstanding at December 31, 2012, which totaled $295,000.

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

Investing Activities

Our capital expenditures were $41,691,000 for the nine months ended September 30, 2014 compared to $447,000 for the nine months ended September 30, 2013. The $41,244,000 increase is primarily due to the purchase of the Coke Field Assets in March of 2014. The majority of the remaining capital expenditures for the nine months ended September 30, 2014 were related to the construction of skid mounted injection equipment used in the AERO Field Deployment Phase process and the purchase of additional oil leases in Wood County in September 2014. Capital expenditures for the nine months ended September 30, 2013 consisted primarily of construction of skid mounted injection equipment used in the AERO Field Deployment Phase process.

Financing Activities

During the nine months ended September 30, 2014, cash provided by financing activities was $60,631,000 consisting primarily of gross cash proceeds received in the Merger and private placement of common stock of $38,441,000 and new credit facilities totaling $24,035,000 which were used to fund a portion of the Coke Field acquisition. The new borrowings mainly consisted of an $18,000,000 senior secured term loan facility, a $4,000,000 subordinated debt and a $2,000,000 convertible note to the seller, Petro-Hunt. Additionally $5,019,000 was received from the first quarter issuance of C-2 preferred shares and warrants which were subsequently exchanged for common stock in the Merger during the second quarter of 2014 and $4,188,000 primarily from the exercise of warrants during the period. Cash generated from financing activities during the nine months ended September 30, 2014 was partially offset by principal payments on long-term debt of $6,948,000, deferred offering costs of $3,337,000 and deferred loan costs of $767,000. The deferred offering costs represent payments related to the Merger and the deferred loan costs payments represent financing fees and legal expenses associated with the new $18,000,000 senior secured term loan facility and the $4,000,000 subordinated debt facility.

On January 8, 2014, we executed the merger and share exchange agreement with Infinity Corp. On April 14, 2014, the Merger was consummated. Pursuant to the terms of the Merger, in exchange for our outstanding shares and warrants, Infinity Corp. issued 23,584,557 shares of common stock on a pro rata basis to the stockholders and warrant holders of Glori Energy. We obtained effective control of Infinity Corp. subsequent to the Merger and thus the Merger was accounted as a reverse acquisition and recapitalization of the Company. Our shareholders retained a substantial majority of voting interest and positions on the Board of Directors, our management was retained and our operations continue to comprise the ongoing operations post-Merger. We received a total of $24.7 million in cash from the Merger and $13.7 million cash from the private placement in public equity, the "PIPE" investments for total proceeds of $38.4 million.

The $18,000,000 note issued on March 14, 2014 is a three year senior secured term loan facility, issued by Glori Energy Production, secured by the Coke Field Assets, and bears interest at 11.0% per annum. The credit agreement requires quarterly principal payments equal to 50% of the excess cash flow, as defined therein, from the Coke Field Assets during the first year and 75% of excess cash flow thereafter. The credit agreement also requires Glori Energy Production Inc. to enter into price swaps covering approximately 75% of its oil production based on a third party reserve report for projected proved developed production.

The $4,000,000 note issued on March 14, 2014 is a two year subordinated secured term note bearing interest at 12.0% per annum and is secured by the assets of Glori Energy Inc., but subordinated to existing Glori Energy Inc. debt. As a condition of this financing, the lender of our term debt in the original amount of $8,000,000, as described in NOTE 7 – Long Term Debt, included in the condensed consolidated financial statements of Glori Energy Inc. and Subsidiaries included elsewhere in this filing, amended certain covenants which had restricted the incurrence of additional debt, liens and capital expenditures. The $4,000,000 note principal and $400,000 prepayment penalty plus accrued interest was paid in full on May 13, 2014.

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

On April 14, 2014 Petro-Hunt converted their $2,000,000 convertible note from us to common shares at $8.00 per share or 250,000 shares of common stock, pursuant to certain rights arising in connection with the PIPE Investment.

During the nine months ended September 30, 2013, net cash provided by by financing activities was $9,803,000, primarily due to the proceeds from the issuance of common stock, preferred stock and preferred warrants of $11,703,000 issued in the second quarter of 2013. This cash inflow was partially offset by principal payments of $1,785,000 made primarily related to our $8,000,000 secured term promissory note. Additionally during the period, payments of $79,000 were made on deferred offering costs.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, except for operating lease obligations presented in the table below.

Contractual Obligations and Commercial Commitments

At September 30, 2014, we had contractual obligations and commercial commitments as follows (in thousands):

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating Lease Obligations(1)	$418	$204	$214	$—	$—
Asset Retirement Obligation(2)	1,481	—	229	41	1,211
Long-term debt	20,407	3,355	17,052	—	—
Total	$22,306	$3,559	$17,495	$41	$1,211

(1)
Our commitments for operating leases primarily relate to the leases of office and warehouse facilities in Houston, Texas and warehouse in Hazlett, Saskatchewan. Subsequent to September 30, 2014 the Company consummated a lease agreement for office space which is not included in these lease obligations. (See Note 13 - Subsequent Events; in the condensed consolidated financial statements of Glori Energy Inc. and Subsidiaries included elsewhere in this document).

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Commodities Risk

Our major commodity price risk exposure is to the prices received for our oil production. Our results of operations and operating cash flows are affected by changes in market prices. Realized commodity prices received for our production are the spot prices applicable to oil in the region produced. Prices received for oil, condensate, natural gas and NGLs are volatile and unpredictable and are beyond our control. To mitigate a portion of the exposure to adverse market changes, we have entered into derivative instruments. For the three months ended September 30, 2014, a 10% change in the prices received for oil, condensate, natural gas and NGLs production would have had an approximate $282,000 impact on our revenues prior to commodity derivatives which mitigate our commodity pricing risk. See NOTE 6 in the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this report for additional information regarding our commodity derivative activities.

Interest Rate Risk

Our floating rate loan facilities expose us to interest rate risk. Our two major credit facilities outstanding are based on interest at a floating rates that are subject to increase based upon certain increases in the prime rate or LIBOR. Therefore upward fluctuations in interest rates expose us to additional interest payments. As of September 30, 2014, our total long-term debt was $20.4 million. Based on this principal amount currently outstanding, an increase of 100 basis points in both the prime and LIBOR interest rate will expose us to a $52,000 quarterly increase in interest.

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

Item 4. Controls and Procedures

Controls and Procedures Disclosure

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of September 30, 2014. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2014, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit	Description
3.1	Amended and Restated Certificate of Incorporation of Glori Energy Inc. (incorporated by reference to Exhibit 3.3 of the Company's Form 8-K, filed April 18, 2014)
3.2	Amended and Restated Bylaws of Glori Energy, Inc. (incorporated by reference to Exhibit 3.4 of the Company's Form 8-K, filed April 18, 2014)
10.1*	Office space lease agreement entered into as of October 2, 2014, between Glori Energy Inc. and Fugro N.V.
31.1*	Certification by Stuart Page, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by Victor Perez, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification by Stuart Page, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification by Victor Perez, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

SIGNATURE
Pursuant to the requirements of the Securities and Exchange Act of 1934, I have duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

November 12, 2014
Date

Glori Energy Inc.
Registrant

By:	/s/ Victor M. Perez
Victor M. Perez Chief Financial Officer (Principal Financial Officer)