Form 10-Q
period 2015-03-31
Glori Energy Inc.
filed 2015-05-08
CIK 1597131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company.)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act). ☐ Yes ☑ No
There were 31,803,626 common shares outstanding on May 5, 2015.

INDEX TO FINANCIAL STATEMENTS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. Forward-looking statements provide our current expectations or forecasts of future events. Forward-looking statements include statements about our expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts. Words or phrases such as “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “will” or similar words or phrases, or the negatives of those words or phrases, may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. Examples of forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, statements regarding our disclosure concerning Glori's proposed operations, cash flows, and financial position.

MARKET, INDUSTRY AND OTHER DATA

Unless otherwise indicated, information contained in this Quarterly Report on Form 10-Q concerning Glori’s industry and the markets in which Glori operates, including its general expectations and market position, market opportunity and market size, is based on information from various sources, on assumptions that it has made that are based on that information and other similar sources and on Glori’s knowledge of the markets for its services. That information involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates. While Glori believes that information from third-party sources used in this Quarterly Report on Form 10-Q is generally reliable, it has not independently verified the accuracy or completeness of this information. In addition, projections, assumptions and estimates of Glori’s future performance and the future performance of the industry in which Glori operates are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described in “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. These and other factors could cause results to differ materially from those expressed in the estimates made by the independent parties and by Glori.

PART I - FINANCIAL INFORMATION

Item 1: Financial Statements
GLORI ENERGY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31, 2014	March 31, 2015
		(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$29,751	$23,475
Accounts receivable	1,371	1,243
Prepaid expenses and other current assets	244	377
Commodity derivatives	2,905	2,886
Total current assets	34,271	27,981

Property and equipment:
Proved oil and gas properties - successful efforts	45,694	45,920
Other property and equipment	5,941	6,240
	51,635	52,160

Less: accumulated depreciation, depletion and amortization	(22,822)	(23,855)
Total property and equipment, net	28,813	28,305

Commodity derivatives	2,891	3,133
Deferred loan costs	490	351
Deferred tax asset	970	970
Total assets	$67,435	$60,740

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,251	$694
Deferred revenues	653	345
Accrued expenses	1,792	1,375
Current portion of long-term debt	2,380	473
Current deferred tax liability, net	970	970
Total current liabilities	8,046	3,857

Long-term liabilities:
Long-term debt, less current portion	16,845	16,726
Asset retirement obligation	1,329	1,364
Total long-term liabilities	18,174	18,090
Total liabilities	26,220	21,947

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding as of December 31, 2014 and March 31, 2015	—	—
Common stock, $.0001 par value, 100,000,000 shares authorized, 31,499,303 and 31,702,818 shares issued and outstanding as of December 31, 2014 and March 31, 2015, respectively	3	3
Additional paid-in capital	105,383	105,945
Accumulated deficit	(64,171)	(67,155)
Total stockholders' equity	41,215	38,793
Total liabilities and stockholders' equity	$67,435	$60,740

The accompanying notes are an integral part of these consolidated financial statements.

GLORI ENERGY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended March 31,
	2014	2015
	(Unaudited)
Revenues:
Oil and gas revenues	$742	$2,000
Service revenues	260	567
Total revenues	1,002	2,567

Operating expenses:
Oil and gas operations	1,227	2,392
Service operations	541	521
Science and technology	320	474
Selling, general and administrative	1,262	1,718
Depreciation, depletion and amortization	448	1,068
Total operating expenses	3,798	6,173

Loss from operations	(2,796)	(3,606)

Other (expense) income:
Interest expense	(347)	(715)
Gain on change in fair value of warrants	2,454	—
Gain on commodity derivatives	—	1,369
Other income (expense)	5	(15)
Total other income, net	2,112	639

Net loss before taxes on income	(684)	(2,967)

Income tax expense	—	17

Net loss	$(684)	$(2,984)

Net loss per common share, basic and diluted	$(0.60)	$(0.09)

Weighted average common shares outstanding, basic and diluted	1,137	31,563

The accompanying notes are an integral part of these consolidated financial statements.

GLORI ENERGY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Stockholders' equity
	(Unaudited)

			Additional		Total
	Common stock		paid-in	Accumulated	stockholders'
	Shares	Par value	capital	deficit	equity

Balances as of December 31, 2014	31,499,303	$3	$105,383	$(64,171)	$41,215

Stock based compensation	—	—	432	—	432

Stock option exercises	203,515	—	130	—	130

Net loss	—	—	—	(2,984)	(2,984)

Balances as of March 31, 2015	31,702,818	$3	$105,945	$(67,155)	$38,793

The accompanying notes are an integral part of these consolidated financial statements.

GLORI ENERGY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2014	2015
	(Unaudited)
Cash flows from operating activities:
Net loss	$(684)	$(2,984)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization of property and equipment	448	1,068
Stock-based compensation	77	432
Bad debt expense	—	36
Amortization of deferred loan costs	38	139
Accretion of end-of-term charge	24	40
Unrealized gain on change in fair value of commodity derivatives	—	(223)
Gain on change in fair value of warrant liabilities	(2,454)	—
Accretion of discount on long-term debt	17	28
Changes in operating assets and liabilities:
Accounts receivable	(1,019)	92
Prepaid expenses and other current assets	(624)	(133)
Accounts payable	203	(1,658)
Deferred revenues	692	(308)
Accrued expenses	502	(457)
Net cash used in operating activities	(2,780)	(3,928)

Cash flows from investing activities:
Purchase of proved oil and gas property	(38,988)	(204)
Purchase of other property and equipment	(82)	(220)
Net cash used in investing activities	(39,070)	(424)

Cash flows from financing activities:
Proceeds from issuance of common stock, preferred stock and preferred warrants	5,019	—
Proceeds from issuance of long-term debt	24,035	—
Proceeds from the exercise of stock options	—	130
Payments for deferred offering costs	(157)	—
Payments for deferred loan costs	(767)	—
Payments on long-term debt	(893)	(2,054)
Net cash provided by (used in) financing activities	27,237	(1,924)

Net increase in cash and cash equivalents	(14,613)	(6,276)

Cash and cash equivalents, beginning of period	20,867	29,751

Cash and cash equivalents, end of period	$6,254	$23,475

Non-cash financing and investing activities:
Asset retirement obligation assumed	$745	$—

Supplemental cash flow information:
Interest paid	$226	$823

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

In March 2014, GETI incorporated Glori Energy Production Inc., a wholly-owned subsidiary of Glori Holdings Inc., to purchase the Coke Field Assets (see NOTE 3) and incur the associated acquisition debt.

Glori Energy Inc., GETI, Glori Oil (Argentina) Limited, Glori Oil S.R.L., Glori Canada Ltd., Glori Holdings Inc., Glori California Inc., OOO Glori Energy and Glori Energy Production Inc. are collectively referred to as the “Company” in the condensed consolidated financial statements.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

We have prepared the condensed consolidated financial statements included herein pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to these rules and regulations. In the opinion of management, these condensed consolidated financial statements contain all adjustments necessary to present fairly the Company’s condensed consolidated balance sheets as of December 31, 2014 and March 31, 2015 (unaudited), condensed consolidated statements of operations for the three months ending March 31, 2014 and 2015 (unaudited), condensed consolidated statement of stockholders’ equity for the three months ended March 31, 2015 (unaudited) and condensed consolidated statements of cash flows for the three months ended March 31, 2014 and 2015 (unaudited). All such adjustments represent normal recurring items. The financial information contained in this report for the three months ended March 31, 2014 and 2015, and as of March 31, 2015, is unaudited. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the year ended December 31, 2014 and the notes thereto.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Glori Energy Inc. and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	December 31, 2014	March 31, 2015
		(Unaudited)

Proved oil and gas properties - successful efforts	$45,694	$45,920
Unproved oil and gas properties	196	410
Construction in progress	589	590
Laboratory and warehouse facility	640	648
Laboratory and field service equipment	3,158	3,204
Office equipment, computer equipment, vehicles and other	1,358	1,388
	51,635	52,160

Less: accumulated depreciation, depletion and amortization (1)	(22,822)	(23,855)

Total property and equipment, net	$28,813	$28,305
(1) Excludes accretion of asset retirement obligation.

Depreciation, depletion and amortization consists of the following (in thousands):

	Three Months Ended March 31,
	2014	2015
Depreciation and amortization expense	$124	$155
Depletion expense	227	877
Accretion of asset retirement obligation	97	36
Total depreciation, depletion, and amortization of property and equipment	$448	$1,068

On March 14, 2014, a subsidiary of the Company, Glori Energy Production Inc., acquired certain oil, gas and mineral leases in Wood County Texas (the “Coke Field Assets”) from Petro-Hunt L.L.C. (“Petro-Hunt”) for (i) $38.0 million in cash and a $2.0 million convertible note payable (see NOTE 6) to Petro-Hunt, subject to certain purchase price adjustments primarily for net revenues in excess of direct operating expenses of the property from January 1, 2014 through the closing date, March 14, 2014, and (ii) the assumption of the asset retirement obligation related to plugging and abandoning the Coke Field Assets.

The Company has included revenues and expenses related to the Coke Field Assets for the period from March 15 through March 31, 2014 in the condensed consolidated statement of operations for the three months ended March 31, 2014. For this period, the revenues and net loss attributable to the Coke Field Assets were $670,000 and $124,000, respectively.

The following summary presents unaudited pro forma information for the three months ended March 31, 2014 as if the Coke Field had been acquired on January 1, 2014.

For the Three Months Ended March 31,
2014

Total revenues	$3,837
Net loss	(616)

Net loss per common share, basic and diluted	$(0.54)

Weighted average shares outstanding:
Basic	1,137
Diluted	1,137

NOTE 4 – FAIR VALUE MEASUREMENTS

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

The following table summarizes the financial liabilities measured at fair value, on a recurring basis as of March 31, 2015 (in thousands):

	Fair value measurements using
	Level 1	Level 2	Level 3	Total
	(Unaudited)

March 31, 2015
Short-term commodity derivatives, asset	—	2,886	—	2,886
Long-term commodity derivatives, asset	—	3,133	—	3,133
	—	6,019	—	6,019

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

NOTE 5 - DERIVATIVE INSTRUMENTS

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

As of March 31, 2015, the Company had the following open positions on outstanding commodity derivative contracts:

Period	Volume/Month (Bbls)	Price/Unit	Fair Value - Asset
(Unaudited)

April 2015 - March 2016	7,300	$86.50	2,886,000
April 2016 - March 2017	6,550	$82.46	1,830,000
April 2017 - March 2018	5,800	$80.53	1,303,000

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

The following tables summarize the unrealized and realized gain (loss) on commodity derivatives:

Three Months Ended March 31,
2015
(Unaudited)

Unrealized gain on commodity derivatives	$223
Realized gain on commodity derivatives	1,146
$1,369

NOTE 6 - LONG TERM DEBT

On June 11, 2012, the Company entered into a secured term promissory note in the amount of $8.0 million. The note contains a 10.0% annual interest rate subject to increase based upon an increase in the prime rate. The loan is secured by substantially all assets of the Company with the exception of the Coke Field Assets. The lender also received a warrant to purchase shares of the Company’s stock which was exchanged for 18,208 common shares upon consummation of the Merger. Equal monthly principal payments are due over 27 months beginning in April 2013 through June 2015 plus an end of term charge of $280,000. As of December 31, 2014 the ratable liability for the end of term charge was $240,000, and it is included in accrued expenses in current liabilities on the accompanying 2014 condensed consolidated balance sheet. The loan agreement contains covenants which place restrictions on the incurrence of debt, liens and capital expenditures. On March 2, 2015 the Company elected to prepay the entire remaining indebtedness. The payment included remaining principal of $888,000 and the end of term charge of $280,000.

On March 14, 2014 in connection with the closing of the pre-acquisition of the Coke Field Assets, the Company entered into two financing agreements of $18.0 million and $4.0 million in order to fund a portion of the $38.0 million in cash required for the acquisition.

The $18.0 million note is a senior secured term loan facility of Glori Energy Production Inc. and is secured by the Coke Field Assets and shares of common stock of Glori Energy Production Inc. The loan has a three year term bearing interest at 11.0% per annum, subject to increase upon a LIBOR rate increase above 1%. The credit agreement requires quarterly principal payments equal to 50% of the excess cash flows, as defined, from the Coke Field Assets during the first year and 75% thereafter subject to a minimum quarterly principal payment of $112,500 plus interest. The loan was funded net of closing costs of 2%, or $360,000, which was initially included in deferred loan costs on the condensed consolidated balance sheets and amortized over the loan term. The loan agreement contains covenants which place restrictions on Glori Energy Production’s ability to incur additional debt, incur other liens, make other investments, capital expenditures and the sale of assets.

Glori Energy Production is also required to maintain certain financial ratios related to leverage, working capital and proved reserves, all as defined in the loan agreement. In May and November of each year, in accordance with a procedure outlined in the loan agreement, the value of the collateral securing the note is redetermined based on engineering reserve reports submitted by Glori Energy Production. As of December 31, 2014 and March 31, 2015 the outstanding loan balance was $17,428,000 and $17,158,000. Glori Energy Production is in compliance with all covenants as of March 31, 2015.

The $4.0 million note has a two year term bearing interest at 12.0% per annum and is secured by the assets of the Company but is subordinated to existing Company debt. The loan was funded net of closing costs of 2%, or $80,000, which was included in deferred loan costs on the consolidated balance sheet and amortized over the loan term. The $4.0 million note principal and a $400,000 prepayment penalty plus accrued interest was paid in full on May 13, 2014 and the remaining related deferred loan costs were expensed.

On March 14, 2014, in connection with the purchase of the Coke Field Assets, a subsidiary of the Company, Glori Energy Production, issued to Petro-Hunt an unsecured, subordinated convertible promissory note for $2.0 million bearing interest at 6.0% per annum. On April 14, 2014 the note was converted into 250,000 shares of post-Merger common stock.

Maturities on long-term debt during the next two years are as follows (in thousands):

Year ending March 31,	Amount
(Unaudited)

2016	$473
2017	16,726
$17,199

NOTE 7 - LOSS PER SHARE

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

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended March 31,
	2014	2015
	(Unaudited)
Numerator:
Net loss	$(684)	$(2,984)

Denominator:
Weighted-average common shares outstanding - basic	1,137	31,563
Effect of dilutive securities	—	—
Weighted-average common shares - diluted	1,137	31,563

Net loss per common share - basic and diluted	$(0.60)	$(0.09)

The following weighted-average securities outstanding during the three months ended March 31, 2014 and 2015 were not included in the calculation of diluted shares outstanding as they would have been anti-dilutive (in thousands):

	Three Months Ended March 31,
	2014	2015
	(Unaudited)

Common stock warrants ($10 strike price)	9	5,321
Common stock options	2,364	2,240
Restricted shares	—	469

NOTE 8 - INCOME TAXES

At December 31, 2014 and March 31, 2015, the Company has net operating loss carryforwards for federal income tax reporting purposes of approximately $51.9 million and $55.7 million, respectively, which will begin to expire in the year 2025, and tax credits of approximately $450,000 which will begin to expire in 2027. The NOL carry forward has not been reduced by approximately $5.4 million of loss carryforwards that management estimates such amount of the loss carry forwards will expire due to limitations from changes in control.

The Company has recorded valuation allowances against the Company's deferred tax assets. The effective tax rate for the three months ended March 31, 2015 varies from the statutory rate primarily due to the effect of the valuation allowance. For the three months ended March 31, 2015 the Company had income tax expense of $17,000 due to current taxes on foreign income.

The Company has amended its 2010 and 2011 federal income tax returns to correct the omission of Form 926 Return by a U.S. Transferor of Property to a Foreign Corporation regarding transfers to support the operations of its subsidiary Glori Oil S.R.L. Management estimates the liability for this omission is approximately $31,000, but believes any liability will be abated and, accordingly, has not recognized any liability in the accompanying consolidated financial statements.

ASC 740, Income Taxes ("ASC 740") prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of income tax positions taken or expected to be taken in an income tax return. For those benefits to be recognized, an income tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. As of March 31, 2015, the Company has no uncertain tax positions.

The Company's policy is to recognize interest and penalties related to uncertain tax positions as income tax benefit (expense) in the Company's Statements of Operations. The Company had no interest or penalties related to unrecognized tax benefits for the quarter ended March 31, 2015.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Litigation

From time to time, the Company may be subject to legal proceedings and claims that arise in the ordinary course of business. The Company is not currently a party to any material litigation or proceedings and is not aware of any material litigation or proceedings, pending or threatened against it.

Commitments

The Company leases two buildings in Houston, Texas and a warehouse facility in Gull Lake, Saskatchewan under operating leases. The Company entered into a two-year lease agreement in October 2014, for 7,805 square feet of office space in Houston's Westchase District for $18,000 per month, with a one-year extension option at a 4% increase in rent and two one-year extension options at a to be mutually agreed upon market rate with the lessor. The Company's original Houston building lease, which contains office space, warehouse space and a laboratory, expires in May 2017 and is leased for $11,000 per month. The Saskatchewan warehouse is a month-to-month lease which rents for C$1,000 per month and is cancelable with 30 days notice.

In addition to the facility lease commitments, the Company also has various other commitments such as technology hardware and support and software commitments.

Approximate minimum future rental payments under these noncancelable operating leases as of March 31, 2015 are as follows (in thousands):

Year Ending March 31,
(Unaudited)

2016	$351
2017	238
2018	21
$610

Total rent expense was approximately $60,000 and $71,000 for the three months ended March 31, 2014 and March 31, 2015, respectively.

NOTE 10 - STOCK-BASED COMPENSATION

Stock Incentive Plan

In December 2014, the Company shareholders approved the adoption of the 2014 Long Term Incentive Plan ("the 2014 Plan") which authorized 2,000,000 shares to be available for issuance to officers, directors, employees, and affiliates of the Company. Options are issued at an exercise price equal to the fair market value of the Company’s common stock at the grant date. Generally, the options vest 25 percent after 1 year, and thereafter ratably each month over the following 36 months, and may be exercised for a period of 10 years subject to vesting.

The Company has computed the fair value of all options granted during the year ended December 31, 2014 and three months ended March 31, 2015, using the Black-Scholes option pricing model using the following assumptions:

	Year ended December 31,	Three months ended March 31,
	2014	2015
		(Unaudited)

Risk-free interest rate	2.23%	1.72%
Expected volatility	55%	73%
Expected dividend yield	—	—
Expected life (in years)	7.09	10.00
Expected forfeiture rate	—	—

The following table summarizes the activity of the Company’s plan related to stock options:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Outstanding as of December 31, 2014	2,300,050	$0.82	6.72	$7,725,000
Awarded (unaudited)	318,234	3.10
Exercised (unaudited)	(203,515)	0.64
Forfeited or Expired (unaudited) (1)	(806)	1.16
Outstanding as of March 31, 2015 (unaudited)	2,413,963	$1.14	6.92	$2,706,000
Exercisable as of December 31, 2014 (2)	2,099,345	$0.79	6.60	$7,119,000
Exercisable as of March 31, 2015 (unaudited) (2)	1,936,424	$0.81	6.38	$2,552,000

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

The weighted-average grant date fair value for equity options granted during the three months ended March 31, 2014 and 2015 was $0.66 and $2.40, respectively. The total fair value of options vested during the three months ended March 31, 2014 and March 31, 2015 was $79,000 and $60,000.

In addition to stock options issued on January 28, 2015, the Company issued 100,806 restricted stock awards to directors and 579,548 restricted stock awards to executives. The directors' awards vest entirely on April 14, 2015. The executives' awards vest over a four year period with 25% of the vesting occurring annually over a four year period beginning on the issuance date.

Stock-based compensation expense is included primarily in selling, general and administrative expense and was $77,000 and $432,000 for the three months ended March 31, 2014 and March 31, 2015, respectively. The Company has future unrecognized compensation expense for nonvested shares at March 31, 2015 of $3,036,000 with a weighted average vesting period of 3.5 years.

NOTE 11 – SEGMENT INFORMATION

The Company generates revenues through the production and sale of oil and natural gas (the “Oil and Gas Segment”) and through the Company’s AERO services provided to third party oil companies (the “AERO Services Segment”).
The Oil and Gas Segment produces and develops the Company’s acquired oil and natural gas interests. The revenues derived from the segment are from sales to the first purchaser. The Company uses two such arrangements for oil sales, one for the Etzold Field located in Seward County, Kansas and another for the Coke and Quitman Fields located in Wood County, Texas.

The AERO Services Segment derives revenues from external customers by providing the Company’s biotechnology solution of enhanced oil recovery through a two-step process consisting of (1) the Analysis Phase and (2) the Field Deployment Phase.

The Analysis Phase work is a reservoir screening process whereby the Company obtains field samples and evaluates the Company’s potential for AERO Services Segment success. This process is performed at the Company’s Houston laboratory facility. The science and technology expenses shown on the Company’s condensed consolidated statements of operations are the expenses that are directly attributable to the Analysis Phase and expenses associated with the Company’s on-going research and development of its technology.

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

The following table sets forth the operating segments of the Company and the associated revenues and expenses (in thousands):

	Oil and Gas	AERO Services	Corporate	Total
	(Unaudited)

Three months ended March 31, 2014
Revenues	$742	$260	$—	$1,002
Total operating expenses	1,227	541	1,582	3,350
Depreciation, depletion and amortization	329	112	7	448
Loss from operations	(814)	(393)	(1,589)	(2,796)

Other income, net	—	—	2,112	2,112

Net loss	$(814)	$(393)	$523	$(684)

	Oil and Gas	AERO Services	Corporate	Total
	(Unaudited)

Three months ended March 31, 2015
Revenues	$2,000	$567	$—	$2,567
Total operating expenses	2,392	521	2,192	5,105
Depreciation, depletion and amortization	953	100	15	1,068
(Loss) income from operations	(1,345)	(54)	(2,207)	(3,606)

Other income (expense), net	1,369	—	(730)	639

Income tax expense	—	—	17	17

Net income (loss)	$24	$(54)	$(2,954)	$(2,984)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a Houston-based energy technology and oil production company that deploys our proprietary AERO technology to increase the amount of oil that can be produced from conventional fields at a substantially lower cost than traditional enhanced oil recovery methods ("AERO System"). Only about one-third of the oil discovered in a typical reservoir is recoverable using conventional oil production technology, leaving the remaining two-thirds trapped in the reservoir rock. Our AERO System technology stimulates the native microorganisms that reside in the reservoir to improve the recoverability of this trapped oil. The AERO System can reverse production declines and significantly increase ultimate reserve recovery at a low incremental cost per barrel.  Glori owns and operates oil fields onshore in the U.S. where we deploy our technology, and additionally market the AERO System as a technology service to exploration and production ("E&P") companies globally. We derive revenues from fees earned as a service provider of our technology to third party E&P companies, and we also use our technology to increase oil production in fields that we acquire and operate in the United States.

Glori continues to make progress on deployment of AERO technology and it’s research and development initiatives. The Journal of Petroleum Technology, the member publication of the Society of Petroleum Engineers, published a case study on one of Glori’s longer-running AERO projects in its March issue.  The technical manuscript positions AERO as a differentiator in microbial enhanced oil recovery (EOR) methods.  Over the first 18 months of implementation, our client project showed a 256% increase in production over modeled baseline through a combination of reversing the decline and quadrupling the production rate. Glori scientists along with their collaborators have been working on developing a model for the flow of residual oil in a way that can match demonstrated field results and further our understanding of mechanisms and performance metrics based on fundamentals of microbiology and reservoir fluid dynamics. This reported field project result was significant in that the responding wells and the magnitude of their response fit our Residual Oil Flow (ROFTM) model with very good accuracy; the ROF model work includes a collaborative effort with the National Energy Technology Labs and will soon expand to include collaboration with a major U.S. research university.

Glori scientists have made rapid advancements with water conditioning technology that approaches water clean-up via a biological process. We filed for patent protection, adding to our growing portfolio of intellectual property.  Our water conditioning treatment process enhances our AERO technology by simplifying the application and making AERO applicable to more types of oil fields. Glori scientists continue to work on research initiatives that further advance our understanding of how to radically alter the recoverable oil in conventional oilfields and we will continue to drive the leading edge of innovation in this EOR space.

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

Net loss for the first quarter of 2015 was $3.0 million or $0.09 per share. This compares to a first quarter 2014 net loss of $684 thousand, or a loss of $0.60 per share.

Revenues for the first quarter of 2015 were $2.6 million, reflecting an increase of $1.6 million from the first quarter of 2014. Oil and gas revenues increased to $2.0 million from $742 thousand in the first quarter 2014 due to the Coke Field acquisition. Revenues from our AERO technology services segment increased to $567 thousand in the first quarter of 2015 from $260 thousand, an increase of 118% from the first quarter of 2014.

During the first quarter of 2015, we produced 43,299 net barrels of oil equivalents ("BOE") or approximately 481 net BOE per day, including 39,810 barrels of oil and 20,932 thousand cubic feet of natural gas, and received an average realized price of $49.43 per barrel and $1.52 per thousand cubic foot. After the effect of oil swap settlements our oil price per barrel for the quarter was approximately $78.22 per barrel. Production from liquids (oil and condensate) represented approximately 92% of total production. Total production in the first quarter of 2015 decreased approximately 10% from fourth quarter 2014 production as a result of shutting in certain lower performing wells to reduce costs in the lower oil price environment and due to equipment failures on two wells, one of which has now been repaired.

Oil and gas operating expenses in the first quarter of 2015 were $2.4 million compared to $1.2 million in the first quarter of 2014 due principally to the Coke Field acquisition, additions to professional and technical staff associated with the growth of our oil and gas segment, consulting fees and costs associated with the sourcing and evaluation of potential oil property acquisitions. Included in oil and gas operating expenses for the first quarter of 2015 are direct lease operating expenses of approximately $1.4 million, ad valorem taxes of $138 thousand, production taxes of $92 thousand, third party professional fees of $151 thousand and compensation and other administrative expenses associated with our acquisitions and production professional personnel of $589 thousand.

Oil and gas operating expenses in the first quarter of 2015 of $2.4 million decreased from $3.5 million in the fourth quarter of 2014, due primarily to a 25% reduction in lease operating expenses from $1.9 million to $1.4 million, and a 43% reduction in the first quarter of 2015 in third party professional fees, compensation and other administrative expenses from $1.3 million to $740,000 when compared to the fourth quarter of 2014.

Service operations expense decreased to $521 thousand in the first quarter of 2015 compared to $541 thousand in the prior year first quarter. Services operating expenses include outlays for nutrient solution, materials, supplies, travel and transportation and costs of personnel engaged in our AERO Services Field Deployment Phase. AERO Services operating expenses of $521,000 also decreased in the first quarter of 2015 when compared to $813,000 the fourth quarter of 2014 due to lower expenses for compensation and for project-related materials, labor and travel.

As of March 31, 2015, we had $345 thousand in services deferred revenues on the balance sheet. We expect to recognize the deferred revenues over the next 12 months, as we commence the Field Deployment Phase of certain AERO service contracts and also begin to earn additional monthly fees related to such projects. Our profit margin on service revenues can vary from quarter to quarter dependent on the timing of the recognition of revenues on projects and the incurrence of start-up costs on new projects prior to the recognition of revenues.

Science and technology expenses increased to $474 thousand in the first quarter of 2015 compared to $320 thousand in the prior year first quarter. The increase was driven by additional personnel and increased third party research fees. Science and technology expenses include personnel expenses, supplies and other administrative expenses attributable to the Analysis Phase of our AERO service projects and ongoing research and development of technology performed at our Houston laboratory facility. When compared to the fourth quarter of 2014, science and technology expenses decreased from $702,000 to $474,000 due to decreased costs for compensation, intellectual property legal expenses and laboratory supplies and materials.

Selling, general and administrative ("SG&A") expense was $1.7 million in the first quarter of 2015, compared to $1.3 million in the prior-year period. The increase is primarily due to increased compensation expense for additional staff, and also for board members as a result of becoming a public company. We also incurred expenses during the period for general shareholder matters which were not incurred in the first quarter of 2014 as we were not yet a public company.

Depreciation, depletion and amortization ("DD&A") was $1.1 million in the first quarter of 2015 compared to $448 thousand in the prior-year period. The increase in DD&A expense was the result of higher overall production and higher capitalized costs as a result of the Coke Field acquisition.

Interest expense totaled $715 thousand in the first quarter of 2015, compared with $347 thousand in the first quarter of 2014. The increase was the result of borrowings in connection with the Coke Field acquisition in March 2014 as well as the write-off of deferred loan costs related to debt which we prepaid in March 2015. Interest expense in the first quarter 2015 included $139 thousand in amortization of deferred loan costs versus $38 thousand in the first quarter 2014.

We had price swap derivatives in place covering approximately 63% of our oil and condensate production for the first quarter of 2015. We continue to maintain price swaps covering a portion of our estimated future production. In the first quarter ended March 31, 2015, we recorded a gain on commodity derivatives of approximately $1.4 million, which includes $1.1 million in realized cash settlements received. We did not engage in price swaps in the previous year’s first quarter.

Results of Operations

Historical Results of Operations for Glori

The following table sets forth selected financial data for the periods indicated (in thousands):

	Three Months Ended March 31,
	2014	2015
Revenues:
Oil and gas revenues	$742	$2,000
Service revenues	260	567
Total revenues	1,002	2,567

Operating expenses:
Oil and gas operations	1,227	2,392
Service operations	541	521
Science and technology	320	474
Selling, general and administrative	1,262	1,718
Depreciation, depletion and amortization	448	1,068
Total operating expenses	3,798	6,173

Loss from operations	(2,796)	(3,606)

Other (expense) income:
Interest expense	(347)	(715)
Gain on change in fair value of warrants	2,454	—
Gain on commodity derivatives	—	1,369
Other income (expense)	5	(15)
Total other income, net	2,112	639

Income tax expense	—	17

Net loss	$(684)	$(2,984)

The following table sets forth selected production data for the periods indicated:

	Three Months Ended March 31,
	2014	2015
Revenues (in thousands):
Oil revenues	728	1,968
Natural gas revenues	14	32
Total oil and gas revenues	742	2,000

Volumes:
Oil volumes (MBbls)	9	40
Gas volumes (MMcf)	5	21
Gas volumes (MBoe)	1	3
Total volumes (MBoe)	10	43

Price (1):
Average oil price per Bbl	$84.48	$49.43
Average gas price per Mcf	$2.80	$1.53
(1) Average realized prices are calculated before the impact of swap settlements.

The following table details oil and gas operations expense for the periods indicated (in thousands):

	Three Months Ended March 31,
	2014	2015
Lease operating expense	627	1,422
Ad valorem taxes	30	138
Severance taxes	35	92
Acquisition expenses	111	26
Oil and gas overhead expense	424	714
Oil and gas operations expense	1,227	2,392

Three Months Ended March 31, 2014 and 2015

Oil and gas revenues. Oil and gas revenues increased by $1.3 million from $742 thousand in the three months ended March 31, 2014 to $2.0 million in the three months ended March 31, 2015. The increase was attributable to the purchase of the Coke Field Assets which closed on March 14, 2014 and resulted in the inclusion of an additional $1.2 million of oil and gas revenues.

Service revenues. Service revenues increased by $307 thousand, or 118%, from $260 thousand in the three months ended March 31, 2014 to $567 thousand in the three months ended March 31, 2015. The increase in revenues was attributable to an increase of $342 thousand in Field Deployment Phase services, which was partially offset by a decrease of $35 thousand in Analysis Phase services. The increase in Field Deployment Phase revenues was primarily due to the commencement of a large project in Brazil during the third quarter of 2014 which was ongoing throughout the first quarter of 2015. The decrease in Analysis Phase revenues was the result of several Analysis Phase projects concluding in 2014 and progressing into the Field Deployment Phase.

Oil and gas operations. Oil and gas operating expense increased by $1.2 million from $1.2 million in the three months ended March 31, 2014 to $2.4 million in the three months ended March 31, 2015. The increase was mainly attributable to the acquisition of the Coke Field Assets which was completed on March 14, 2014 and resulted in an incremental $795 thousand in lease operating expenses, $108 thousand in ad valorem taxes and $57 thousand in severance taxes in the 2015 period. Oil and gas overhead charges related to employee compensation increased $170 thousand in the first quarter of 2015 due to additional professional and technical personnel. Third party professional fees increased $151 thousand, due to commissions paid to a third party consultant who located a new purchaser for Coke Field oil production, which resulted in a higher realized price per barrel than that received from the previous purchaser. These increases were partially offset by a decrease of $85 thousand in acquisition expenses, which were associated with transaction costs related to the Coke Field acquisition in the prior year period.

Service operations. Service operations expense decreased by $20 thousand from $541 thousand in the first quarter of 2014 to $521 thousand in the first quarter 2015.

Science and technology. Science and technology expenses increased by $154 thousand from $320 thousand in the three months ended March 31, 2014 to $474 thousand for the three months ended March 31, 2015 mostly due to increases in expenses for employee compensation due to added personnel, an increase in third party research fees, and an increase in legal expenses pertaining to maintenance of our intellectual property.

Selling, general and administrative ("SG&A"). SG&A expenses increased by $456 thousand, or 36%, from $1.3 million for the three months ended March 31, 2014 to $1.7 million for the three months ended March 31, 2015. The increase was primarily attributable to an increase of $453 thousand in compensation expenses for an increase in professional staff and for members of our Board of Directors in connection with our transition to being a public company including $376 thousand in stock compensation expense. Shareholder expenses also increased $105 thousand as we were not yet a public company in the first quarter of 2014. These increases were partially offset by a decrease in legal, accounting and other professional fees that were incurred in the first quarter of 2014 in connection with our purchase of the Coke Field Assets.

Depreciation, depletion and amortization ("DD&A"). DD&A increased by $620 thousand from $448 thousand in the three months ended March 31, 2014 to $1.1 million in the three months ended March 31, 2015. The increase was primarily attributable to an increase in depletion expense of $676 thousand related to the acquisition of the Coke Field Assets in March 2014 which was slightly offset by a decrease in depletion expense related to the Etzold Field assets, which serve as greenfield lab for our AERO technology science team, as we recognized a full impairment of such assets in December 2014.

Total other income, net. Total other income, net, decreased $1,473,000 from income of $2.1 million during the three months ended March 31, 2014 to income of $639 thousand during the three months ended March 31, 2015. Our commodity swaps that were entered into in connection with the acquisition of the Coke Field Assets in 2014 resulted in first quarter 2015 income of $1.4 million, of which $223 thousand was an unrealized gain and $1.1 million a realized gain. In the prior year period, we incurred a gain of $2.5 million on the change in fair value of warrant liabilities. Additionally interest expense increased $368 thousand over the first quarter 2014 due to the acquisition of the Coke Field Assets.

Liquidity and Capital Resources

Our primary sources of liquidity and capital since our formation have been proceeds from equity issuances and borrowings. To date, our primary use of capital has been to fund acquisitions, principally the purchase of the Coke Field Assets, to fund our operations and for payments on debt.

At March 31, 2015, we had working capital of $24.1 million, made up of current assets of $28.0 million and current liabilities of $3.9 million. The current asset balance is comprised of cash and cash equivalents of $23.5 million, accounts receivable of $1.2 million, prepaid expenses and other current assets of $377 thousand, and commodity derivative contracts receivable of $2.9 million. Included in current liabilities is $694 thousand in accounts payable, $345 thousand in deferred revenues, $1.4 million in accrued expenses, $473 thousand in current portion of long-term debt, and a deferred tax liability of $970 thousand.

During the next twelve months, we expect our principal sources of liquidity to be from cash on hand, new credit facilities to be used for financing future potential oil property acquisitions and cash flows from operating activities. If we are successful in acquiring additional oil properties, the associated debt facilities will likely be based on the value of the oil and gas reserves acquired and secured by the respective assets. We expect these sources of liquidity will enable us to fund our capital expenditures and working capital needs for the next twelve months.

We intend to pursue additional acquisitions of producing oil assets in which to deploy the AERO System. Planned capital expenditures for the next twelve months consist of approximately $3.0 million for further Coke Field development and implementation of our AERO System technology and approximately $300 thousand for field equipment for our AERO System service for customers and for our research and development laboratory in Houston, Texas. The $3.0 million of expected capital expenditures consists primarily of the drilling of two water injection wells and related surface equipment for the implementation of our AERO System technology on the Coke Field Assets. As of March 31, 2015, we did not have any commitments for the acquisition of oil properties or any other significant capital commitments.

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

The price of oil fluctuated during the first quarter of 2015, and ultimately declined 11% based on the Cushing, Oklahoma - West Texas Intermediate spot prices of $53.45 per barrel on December 31, 2014 and $47.72 on March 31, 2015. Subsequent to March 2015, the prices rose again to approximately $56 per barrel as of April 21, 2015. See ITEM 3. Quantitative and Qualitative Disclosures About Market Risk for discussion on the potential impact of an oil price decline.

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

The following table sets forth the major sources and uses of cash for the periods presented (in thousands):

	Three Months Ended March 31,
	2014	2015
Net cash used in operating activities	$(2,780)	$(3,928)
Net cash used in investing activities	(39,070)	(424)
Net cash provided by (used in) financing activities	$27,237	$(1,924)

Operating Activities

During the three months ended March 31, 2015, our operating activities used $3.9 million in cash. Our net loss for the three months ended March 31, 2015 was $3.0 million. Non-cash items totaled an expense of $1.5 million, consisting of $1.1 million of depreciation, depletion and amortization, $432 thousand for stock based compensation expense, $139 thousand for amortization of deferred loan costs and other non-cash expenses totaling $104 thousand. These non-cash expenses were partially offset by a $223 thousand gain on the change in fair value of the commodity price swap. Changes in operating assets and liabilities reduced net cash by $2.5 million for the period. The cash decrease from changes in operating assets and liabilities was caused by a decrease in accounts payable of $1.7 million, a decrease in accrued expenses of $457 thousand, an increase in prepaid expenses and other current assets of $133 thousand and a decrease in deferred revenue of $308 thousand. These uses of cash were partially offset by a decrease in accounts receivable of $92 thousand. The decrease in accounts payable was due to the timing of payments for obligations which we recognized during our annual close, and the decrease in deferred revenue is due to recognition of previously unearned revenues which was triggered as certain services projects progressed into the Field Deployment Phase.

During the three months ended March 31, 2014, our operating activities used $2.8 million in cash. Our net loss for the three months ended March 31, 2014 was $684 thousand. Non-cash items totaled to a gain of $1.9 million due to a $2.5 million gain on the change in fair value of the warrant liabilities. This non-cash gain was partially offset by $448 thousand in charges for depreciation, depletion and amortization, $77 thousand for stock-based compensation expense, $38 thousand for amortization of deferred loan costs and other and various other non-cash expenses totaling $41 thousand. Changes in operating assets and liabilities reduced net cash by $246 thousand for the period. This cash decrease from changes in operating assets and liabilities was caused by an increase in accounts receivable of $1.0 million and an increase in prepaid expenses of $624 thousand. These uses of cash were partially offset by sources of cash through an increase in accounts payable of $203 thousand, an increase in deferred revenues of $692 thousand and an increase in accrued expenses of $502 thousand. Accounts receivable increased in connection with our acquisition of the Coke Field Assets as we recognized revenue from the sale of March 2014 oil production. The increase in prepaid expenses was driven by a large prepayment for nutrient solution for use by our services segment in Canada. The increase in deferred revenue resulted from the cash receipts on new projects for which revenue could not yet be recognized.

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

Investing Activities

Our capital expenditures were $424 thousand for the three months ended March 31, 2015 compared to $39.1 million for the three months ended March 31, 2014. The $38.6 million decrease is due to the purchase of the Coke Field Assets in the prior year period. The majority of the capital expenditures for the three months ended March 31, 2015 were related to efforts directly associated with unitizing the Coke Field Assets, including the purchase of adjacent leases to be included in the unit, as we prepare to deploy our AERO System technology. Additional expenditures were made for other unproved property leasing efforts in East Texas.

Financing Activities

During the three months ended March 31, 2015, cash used by financing activities was $1.9 million consisting of $2.1 million in payments on long-term debt. This cash outflow was partially offset by proceeds of $130 thousand from stock option exercises. Payments on long-term debt included $888 thousand for the prepayment of the remaining principal balance on an $8 million secured term promissory note originated in 2012.

During the three months ended March 31, 2014, net cash provided by financing activities was $27.2 million, consisting primarily of new credit facilities totaling $24.0 million which were used to fund a portion of the Coke Field acquisition. The new borrowings mainly consisted of an $18.0 million senior secured term loan facility, a $4.0 million subordinated debt and a $2.0 million convertible note to the seller, Petro-Hunt. Additionally $5.0 million was received from the issuance of C-2 preferred shares and warrants, which were exchanged for common shares in the Merger. Cash generated from financing activities during the three months ended March 31, 2014 was partially offset by principal payments on long-term debt of $893 thousand, deferred offering costs of $157 thousand and deferred loan costs of $767 thousand. The deferred offering costs represent legal expense payments related to the Merger and the deferred loan costs payments represent financing fees and legal expenses associated with the $18.0 million senior secured term loan facility and the $4.0 million subordinated debt facility.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, except for operating lease obligations presented in the table below.

Contractual Obligations and Commercial Commitments

At March 31, 2015, we had contractual obligations and commercial commitments as follows (in thousands):

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating Lease Obligations(1)	$610	$351	$259	$—	$—
Asset Retirement Obligation(2)	1,364	—	294	674	396
Long-term debt(3)	21,300	2,361	18,939	—	—
Total	$23,274	$2,712	$19,492	$674	$396

(1)	Our commitments for operating leases primarily relate to the leases of office and warehouse facilities in Houston, Texas and warehouse facilities in Gull Lake, Saskatchewan.

(2)	Relates to our oil properties, net of accretion.

(3)	Includes expected future interest payments.

Recently Issued Accounting Pronouncements

In April 2015, the FASB issued ASU No. 2015-03, "Interest—Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs" (ASU 2015-03). ASU 2015-03 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015 and early adoption is permitted. Prior GAAP guidance mandates recognizing debt issuance costs as a deferred charge. Such treatment is different from the guidance in International Financial Reporting Standards (IFRS), which requires that transaction costs be deducted from the carrying value of the financial liability and not recorded as separate assets. Additionally, the requirement to recognize debt issuance costs as deferred charges conflicts with the guidance in FASB Concepts Statement No. 6, Elements of Financial Statements, which states that debt issuance costs are similar to debt discounts and in effect reduce the proceeds of borrowing, thereby increasing the effective interest rate. Concepts Statement 6 further states that debt issuance costs cannot be an asset because they provide no future economic benefit. To simplify presentation of debt issuance costs, the amendments in this Update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this Update. We are currently evaluating this standard and the impact it will have on our consolidated financial statements.

In May 2014, the Financial Accounting Standards Board (FASB) and the International Accounting Standards Board (IASB) issued a comprehensive new revenue recognition standard that will supersede existing revenue recognition guidance under United States generally accepted accounting principles (U.S. GAAP) and International Financial Reporting Standards (IFRS). The issuance of this guidance completes the joint effort by the FASB and the IASB to improve financial reporting by creating common revenue recognition guidance for U.S. GAAP and IFRS. The core principle of the new guidance is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The standard creates a five-step model that requires companies to exercise judgment when considering the terms of a contract and all relevant facts and circumstances. The standard allows for several transition methods: (a) a full retrospective adoption in which the standard is applied to all of the periods presented, or (b) a modified retrospective adoption in which the standard is applied only to the most current period presented in the financial statements, including additional disclosures of the standard’s application impact to individual financial statement line items. This standard is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. In April 2015, the FASB agreed to propose a one-year deferral of the revenue recognition standard's effective date for all entities, which would change the effectiveness to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. We are currently evaluating this standard and the impact it will have on our future revenue recognition policies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Commodities Risk

Our major commodity price risk exposure is to the prices received for our oil production. Our results of operations and operating cash flows are affected by changes in market prices. Realized commodity prices received for our production are the spot prices applicable to oil in the region produced. Prices received for oil, condensate, and natural gas are volatile and unpredictable and are beyond our control. To mitigate a portion of the exposure to adverse market changes, we have entered into derivative instruments. For the three months ended March 31, 2015, a 10% change in the prices received for oil, condensate, and natural gas production would have had an approximate $200 thousand impact on our revenues prior to commodity derivatives which partially mitigate our commodity pricing risk. See NOTE 5 in the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this report for additional information regarding our commodity derivative activities.

Interest Rate Risk

Our floating rate loan facilities expose us to interest rate risk. Our two major credit facilities outstanding are based on interest at a floating rates that are subject to increase based upon certain increases in the prime rate or LIBOR. Therefore upward fluctuations in interest rates expose us to additional interest payments. As of March 31, 2015, our total long-term debt was $17.2 million. An increase of 100 basis points in both the prime and LIBOR interest rate will expose us to a $45,000 quarterly increase in interest.

Item 4. Controls and Procedures

Controls and Procedures Disclosure

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of March 31, 2015. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2015, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be subject to legal proceedings and claims that arise in the ordinary course of business. We are not a party to any material litigation or proceedings and not aware of any material litigation or proceedings, pending or threatened against us.

Item 1A. Risk Factors

For discussion regarding our risk factors, see the risk factors discussed in the section "Risk Factors", beginning on page 14, of Item 1A. to our Annual Report on Form 10-K filed March 12, 2015. Those risk and uncertainties are not the only ones facing us, and there may be additional matters of which we are unaware or that we currently consider immaterial. All of those risks and uncertainties could adversely affect our business, financial condition, and/or results of operations

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

May 8, 2015
Date

Glori Energy Inc.
Registrant

By:	/s/ Victor M. Perez
Victor M. Perez Chief Financial Officer (Principal Financial Officer)