Form 10-K
period 2015-12-31
Glori Energy Inc.
filed 2016-03-23
CIK 1597131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2015
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 000-55261
GLORI ENERGY INC.
(Exact name of registrant as specified in its charter)

Delaware	46-4527741
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

4315 South Drive
Houston, Texas 77053	77042
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code (713) 237-8880

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common stock, par value $0.0001 per share	The NASDAQ Capital Market LLC
Warrants	Other OTC
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act). ☐ Yes ☑ No
The aggregate market value of Common Stock held by non-affiliates of the Registrant on June 30, 2015 was approximately $20,337,000.

There were 32,655,949, $0.001 par value common shares outstanding on March 21, 2016.

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

Glori scientists continue to work on research initiatives that further advance our understanding of how to alter the total amount of recoverable oil in conventional oilfields, drive down costs per incremental barrel of oil produced by increasing oil yield and increase the number of candidate oil fields that will benefit from this technology. Initial field deployment of our water conditioning technology, which will simplify the AERO deployment and will significantly increase the available market, has shown good results. In addition, we are making good progress in furthering the development of our Residual Oil Flow model, or ROFSM model. The objectives of the development of the ROF model are to match demonstrated field results and further optimize recovery performance based on fundamentals of the interactions between microbiology and residual oil. Ultimately, the ROF model may significantly alter the way that residual oil is viewed in a reservoir and pave the way to even greater extraction success. In addition to our efforts to develop the model, we are continuing to work closely with the National Energy Technology Labs (NETL) and a major U.S. research university to further investigate flow mechanisms of residual oil.
Our goal is to acquire and redevelop additional mature oil fields with historically long-lived, predictable production profiles that fit our criteria for the AERO System. We target mature sandstone assets onshore in North America with good permeability and production supported by waterflood or waterdrive systems, or with clear potential for waterflooding. We believe our acquisition strategy can enhance the revenues, cash flows and returns from such oil fields through waterflood optimization and implementation of our AERO System of enhanced oil recovery. We believe this strategy will enable us to further demonstrate the efficacy of our AERO System while allowing us to capture the increase in revenues and ultimate recovery. The decrease in oil prices over the past year has made it difficult to acquire oil assets as potential sellers are hesitant to sell at depressed prices. Additionally, lenders and investors have tended to limit new financings for the exploration and production industry. Therefore, Glori's ability to execute on its acquisition strategy will depend on relative stability in oil prices and on its ability to raise capital.

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

In March 2014, GETI incorporated Glori Energy Production Inc., a wholly-owned subsidiary of Glori Holdings Inc., to purchase the Coke Field and incur the associated acquisition debt, as described in detail in NOTE 5 in Item 15 to Part IV of this Annual Report on Form 10-K.

During the years ended December 31, 2014 and 2015 there were no revenues and no assets associated with Glori Oil S.R.L. The dissolutions of Glori Oil S.R.L and Glori Oil (Argentina) Limited were effective on August 24, 2015.

Glori Energy Inc., GETI, Glori Oil (Argentina) Limited, Glori Oil S.R.L., Glori Canada Ltd., Glori Holdings Inc., Glori California Inc., OOO Glori Energy and Glori Energy Production Inc. are collectively referred to as the “Company”, "Glori", "Glori Energy", "we", "us", and "our" in this Annual Report on Form 10-K.

Glori's common stock is publicly traded on the National Association of Securities Dealers Automatic Quotation System (NASDAQ). Our corporate headquarters is located at 4315 South Drive, Houston, Texas, 77053. As of December 31, 2015, we had a total of 35 active employees consisting of 6 employees engaged in research and development, 21 employees in operations and 8 employees in management, business development and administrative positions. We make our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to section 13(a) or 15(d) of the Securities Exchange Act of 1934, available free of charge on or through our website, www.glorienergy.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Additionally, we maintain our code of ethics and business conduct, audit committee charter, compensation committee charter, policy governing director qualifications and nominations, policy governing related person transactions, insider trading policy and corporate governance guidelines in the corporate governance section of our website. The SEC also maintains a website, www.sec.gov, which contains our reports, proxy and information statements and other information we have filed.

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
Glori Market Opportunity

Glori’s market for its AERO System consists of domestic and international oil production from sandstone reservoirs with permeability greater than 75 milli-darcies which are under waterdrive, waterflood or are waterflood candidates.

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
The implementation of Glori's AERO technology is dependent on customers adopting and utilizing the technology. As of December 31, 2015, Glori had one customer using its AERO technology.

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

Glori’s research and development strategy seeks to extend the reach and effectiveness of the AERO System. Efforts towards this goal are focused on 1) continued optimization of implementation primarily focused on biology and chemistry of water and nutrients used in injection systems, 2) exploring the limits of permeability, viscosity, and other key parameters to afford continued enhancements in field performance and increase the range of suitable projects, and 3) understanding the mechanism of residual oil release which will suggest areas for further improvements as well as afford data to build models to better predict field outcomes.
Glori’s research and development programs are designed to drive down costs per incremental barrel of oil produced by increasing oil yield and production rates as well as by increasing both the number of candidate oil fields and the scale of deployment.
In 2009, Glori entered into a technology cooperation agreement with Statoil, which was replaced by an updated 2011 agreement, and further extended in 2014. The collaboration agreements incorporated intellectual property and know-how that Statoil has been developing for many years. Our formal agreement expired in the fourth quarter of 2015.
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
In 2014 and 2015, we approximate that $900 thousand and $1.3 million of the science and technology expenses were related to research and development activities, respectively.

Glori’s Competitive Strengths

•
Disruptive and proven technology: Glori believes that the AERO System is a transformative and disruptive innovation that manipulates reservoir microbial communities to improve the recovery of oil in waterflood or water drive oil fields. Glori believes its AERO System is applicable in more oil fields than other existing enhanced oil recovery technologies.

•
Attractive returns from acquisition of oil fields: Glori intends to acquire additional mature oil fields which are under waterdrive, waterflood or are good candidates for waterflood. By acquiring oil fields and implementing the AERO System technology, Glori can capture 100% of the increase in production, revenues and ultimate oil recovery, resulting in the potential for superior acquisition returns. Additionally, by acquiring its own fields, Glori expects to accelerate the industry adoption of its technology. Future acquisitions by Glori will depend on the availability of capital on reasonable terms.

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

•
Experienced management and technical team: Glori’s management and technical team’s expertise includes microbiology, chemistry and biochemistry, microbial genomics, engineering, geology and geosciences, petroleum engineering, reservoir engineering and production management, and in their respective careers, Glori’s team members played key roles in the commercialization of many successful large-scale industrial biotechnology and traditional oil field acquisition and development projects.

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

Commercialization Milestones

Demonstration of commercial application: First deployed in 2010 and subsequently deployed in multiple field projects, the AERO System has demonstrated improvements in oil production and decrease in decline rates in commercial demonstration projects in the USA and Canada. These AERO System implementations build on predecessor technology implementations that collectively account for over 100 treatments in different wells in multiple locations around the world. The AERO System performance is presented in a Society of Petroleum Engineers ("SPE") paper 144205 and has won recognition with multiple industry awards including winner of the Energy Institute 2013 Innovation Award, finalist in the World Oil Award for New Horizons, runner up for World Petroleum Congress Excellence in Innovation, winner Corporate LiveWire 2015 Innovations and Excellence in Oil and Gas and was named to the Global Cleantech Group 2013 Cleantech 100 report.

Commercialization Strategy

Glori’s mission is to use microbiology to efficiently recover large quantities of oil currently trapped in reservoirs using existing oil wells. To achieve this Glori intends to:

•
Acquire and operate oil fields: Deployment of the AERO System technology to its own oil fields will enable Glori to capture 100% of the revenues and cash flow benefit from the increased production and to generate enhanced acquisition returns. The Coke Field was acquired in March 2014, an additional acquisition within the Coke Field was made in September 2014 and the Bonnie View Field was acquired in June 2015. To accelerate adoption of the AERO System, Glori plans to strategically acquire and develop additional mature oil fields in geographies that it expects will improve its portfolio of field successes. Such future acquisitions will depend on the availability of capital to Glori on reasonable terms.

•
Expand Glori’s project portfolio: The decline in oil prices has negatively impacted Glori's services revenues. Over time and as the oil price recovers and customer budgets increase, Glori expects to add additional projects that are currently in various stages of evaluation. Glori expects industry adoption to grow over time and as acceptance and recognition increases, it expects its AERO System revenues to grow significantly.

•
Optimize Glori’s performance and expand the applicability of the AERO System: While Glori is already active on a commercial scale, it intends to continue to improve its performance and predictability of the AERO System additional customer projects and assets Glori acquires. Glori believes that in the future it will develop additional capabilities that will expand the types of fields to which it can apply its technology, such as expanding the applicability of Glori’s technology to heavier oils.

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

Oil field Acquisition Strategy

Glori plans to acquire and redevelop mature oil fields with historically long-lived, predictable production profiles. Glori believes it can enhance the revenues, cash flows and acquisition returns from such oil fields through well recompletions, secondary recovery, waterflood optimization and implementation of its AERO System of enhanced oil recovery. Glori also plans to selectively acquire fields which may have low current production but have (i) excellent reservoir qualities, (ii) significant original oil in place remaining, and (iii) provide opportunities to re-enter existing wells, return them to production, and deploy the AERO System to capture significant economic quantities of oil. Glori believes this strategy will enable it to further demonstrate the efficacy of its AERO System while allowing it to capture the increase in revenues and ultimate recovery. Often these mature fields have not been fully exploited and have not been exposed to enhanced oil recovery technologies. The decrease in oil prices has made it more difficult to acquire oil assets as sellers are hesitant to sell, unless they are financially distressed. Additionally, potential lenders and investors have tended to limit new financings for the exploration and production industry. Therefore, Glori's ability to execute on its acquisition strategy will depend on stability in oil prices and on its ability to raise capital.

Through the ownership of its own oil properties Glori will be able to manage the implementation of the AERO System in a controlled environment and accelerate the industry adoption of the technology. Glori is seeking and evaluating acquisitions that fit its criteria for the AERO System. These fields are mature active waterdrive or waterflood fields, or assets with clear waterflood potential, sandstone reservoirs with good permeability and are located onshore in the United States.

The AERO System and the efficiency it brings to oil production is central to the future of the company, as it gives Glori its competitive advantage in the field of enhanced oil recovery. As a result, Glori has taken steps to protect the underlying intellectual property.

The AERO System is based on intellectual property and know-how developed by Statoil (a multinational Norwegian company), and has been further developed and expanded through a collaboration agreement by Statoil and Glori scientists and engineers. Glori’s access to this underlying intellectual property includes access to certain key U.S. patents granted by a technology cooperation agreement with Statoil, dated April 11, 2011. This agreement gives Glori perpetual, irrevocable, royalty free licenses to U.S. patent 5,163,510 (Method of microbial enhanced oil recovery, issued 11/17/1992, expiration date 2/21/2011), U.S. patent 6,546,962 (Introduction of air into injection water, issued 4/15/2003, expected expiration 7/7/2020), and U.S. patent 7,124,817 (Method of treating a hydrocarbon bearing formation, issued 10/24/2006, expiration 11/3/2020). Glori holds three U.S. patents, US Patent 7,681,638 (Wellbore treatment for reducing wax deposits, issued 3/23/2010, expiration 6/12/2028), US Patent 8,783,345 (Microbial enhanced oil recovery delivery systems and methods, issued 7/22/2014, expected expiration in 2032), and US Patent 8,826,975 (Systems and methods of microbial enhanced oil recovery, issued 9/9/2014, expected expiration in 2032). US Patent 8,826,975 affords key intellectual property coverage for Glori’s AERO technology and effectively extends both the scope and coverage time of certain of the Statoil patents. In addition, Glori has filed three active U.S. patent applications, including U.S. Appl. No. 13/826827 (Ultra Low Concentration Surfactant Flooding, filed 3/14/13), U.S. Appl. No. 13/827639 (Optimizing Enhanced Oil Recovery by the Use of Oil Tracers, filed 3/14/13) and U.S. Appl. No 14603012 (Water Treatment Systems and Methods for Concurrent Removal of Various Types of Organic Materials, filed 1/22/15).

Glori’s Properties

The following is a description of the meanings of some of the oil and gas industry terms used in the Glori's Properties section of this Annual Report on Form 10-K and throughout the remainder of this Annual Report on Form 10-K.

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
PUD
Proved Undeveloped Reserves "PUD" are reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion.

Working Interest
The right granted to the lessee of a property to explore for and to produce and own natural gas or other minerals. The Working Interest owners bear the exploration, development, and operating costs on either a cash, penalty or carried basis.

Oil & Gas Properties, Wells, Operations, and Acreage

Productive wells consist of producing wells and wells capable of production, including natural gas wells awaiting pipeline connections to commence deliveries and oil wells awaiting connection to production facilities. Gross wells are the total number of producing wells in which Glori has a Working Interest, and net wells are the sum of its fractional Working Interests owned in gross wells. As of December 31, 2015, Glori owned an average 95.2% Working Interest in 45 gross and 42.8 net productive oil wells and an average 87.2% Working Interest in 5 gross and 4.4 net productive gas wells.

Coke Field

On March 14, 2014, Glori Energy Production Inc. ("GEP") a newly created subsidiary of Glori Holdings Inc., a subsidiary of the Company, closed the acquisition of the "Coke Field" for a purchase price of approximately $40 million as described in detail in NOTE 5 in Item 15 in Part IV of this Annual Report on Form 10-K. As referred to herein, the "Coke Field" includes the mineral interest and assets in the Coke Field as well as three nearby leases in the Quitman Field. The Coke Field is located in the East Texas Basin, in Wood County, Texas, and currently includes an average Working Interest percentage of 98.9% (average of Producing well Working Interest). In September 2014, we closed on an additional acquisition to the Coke Field of a 74.8% net revenue interest in three producing leases and approximately 136.5 gross acres at the Coke Field from a private seller for $2 million. As of January 1, 2016, the net proved developed producing oil and natural gas reserves based upon estimates provided by William M. Cobb & Associates, Inc. were 703 MBoe (approximately 99.9% oil) including proved developed reserves of 600 MBoe and proved developed not producing reserves of 103 MBoe. For December 2015 the average net daily production was 467 net Boe per day (approximately 92% oil and 8% natural gas).

The Coke Field is a salt dome structure discovered in 1942. The primary oil producing zone has been the upper Paluxy formation at about 6,300 ft. which has a natural water drive. Glori operates and owns a 100% Working Interest in Phase I of the Paluxy formation and owns a 99.9% Working Interest in Phase II of the formation. The Sub-Clarksville formation occurs at about 4,100 ft and a unit has been formed across the whole field. Glori’s Working Interest in the Sub-Clarksville unit is 87.8%.

Bonnie View Field

On June 1, 2015, GEP, executed a purchase and sale agreement to acquire certain proved oil and gas mineral leases in Refugio County, Texas (the “Bonnie View Field”) from a third party seller for $2.6 million. The effective date of the purchase was May 1, 2015. Glori's average Working Interest in the Bonnie View Field is 86.4%. For December 2015 the average net daily production associated with the Bonnie View Field was 58 net Boe per day (approximately 64% oil and 36% natural gas).

Etzold Field

In the fourth quarter of 2010, Glori acquired the North Etzold field, a 100% Working Interest in an oil field in Seward County, Kansas, and in September 2012 Glori acquired a 100% Working Interest in the contiguous South Etzold field. Collectively these fields are referred to herein as the "Etzold Field". We held approximately 760 gross (760 net) acres as of December 31, 2014, all of which are developed and either producing from or prospective for the Etzold Field. The Etzold Field was originally purchased in 2010 as a greenfield lab to advance the development of the Company's AERO technology, and the operations have historically been included in the Company's Oil and Gas Segment (see NOTE 16 in Item 15 to Part IV of this Annual Report on Form 10-K). Collarini Associates, one of Glori’s independent petroleum engineering firms, has estimated that as of January 1, 2014, proved reserves net to Glori’s interest in its property was approximately 15 MBoe, all of which were classified as PDP. With the purchase of the larger Coke Field and with the Company's future acquisition plans, the Company made the strategic decision to divest the Etzold Field. On July 1, 2015 the Company sold its mineral interests in the Etzold Field.

As of December 31, 2015, no wells were in the process of being drilled (including wells temporarily suspended), and no waterfloods were in process of being installed.

Other

We paid out lease bonuses during 2014 and 2015 in Texas in the amount of approximately $200,000 and $200,000, respectively for the prospective rights to mineral operations consisting of 1,068 gross acres.

Gross, Developed and Undeveloped Acreage

The following table sets forth information as of December 31, 2015 relating to Glori’s gross, developed and undeveloped leasehold acreage:

	Developed Acreage (1)		Undeveloped Acreage (2)		Total Acreage
	Gross (3)	Net (4)	Gross (3)	Net (4)	Gross (3)	Net (4)
Coke Field (5)	1,972	1,972	342	274	2,314	2,246
Bonnie View Field	491	409	—	—	491	409
Other	—	—	1,068	709	1,068	709
Total	2,463	2,381	1,410	983	3,873	3,364

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

(3)	A gross acre is an acre in which a Working Interest is owned. The number of gross acres is the total number of acres in which a Working Interest is owned.

(4)	A net acre is deemed to exist when the sum of the fractional ownership Working Interests in gross acres equals one.

(5)	The undeveloped acreage at the Coke Field will expire in 2017.

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

Facilities

Glori leases office space in Houston, Texas, which comprises approximately 7,800 square feet and is leased through September 2016. Glori does not intend to renew the lease. Glori also leases its laboratory and warehouse facility which comprises approximately 17,000 square feet and is leased through May 2017. Glori believes its current facilities are adequate for its current needs and for the foreseeable future.

How Glori Evaluates Its Operations

Glori uses a variety of financial and operational metrics to assess the performance of its oil operations, including:

•	production volumes;

•	realized prices on the sale of oil;

•	lease operating expenses; and

•	operating cash flow

Oil and Natural Gas Production Volumes, Prices and Production Costs

The following table sets forth our production volumes, net production prices and production costs of oil and natural gas produced by Glori for the years ended December 31, 2014 and 2015:

	Year Ended December 31,
	2013	2014	2015
Production data:
Oil (MBbls)
Coke Field	—	129	143
Bonnie View Field	—	—	11
Other	6	4	1
Total	6	133	155
Natural Gas (MMcf)
Coke Field	—	72	69
Bonnie View Field	—	—	1
Other	—	—	—
Total	—	72	70

Total (MBoe) (1)	6	145	167

Average sales price per Bbl/Mcf:
Oil	$91.75	$86.83	$46.95
Natural gas	$—	$2.43	$1.42
Average production costs per Boe:
Lease operating expense	$68.89	$45.73	$39.45
Production taxes	4.33	3.77	2.05
Depreciation, depletion and amortization	31.19	28.28	30.16
 (1) Assumes a ratio of 6 Mcf of natural gas per barrel of oil.

Over time, production from a given well or formation decreases. Growth in Glori’s future production and reserves will depend on its ability to implement the AERO System and add proved reserves in excess of its production. Accordingly, one of Glori’s key focuses is on adding reserves through acquisitions. Glori’s ability to add reserves through development projects and acquisitions is dependent on many factors, including its ability to borrow or raise capital, obtain regulatory approvals, procure necessary equipment, materials and personnel and successfully identify and consummate acquisitions. Please read “Risk Factors— Risks Related to our Business” in Item 1A in this Form 10-K for a discussion of these and other risks affecting Glori’s proved reserves and production.

Drilling and Other Exploratory and Development Activities

Productive wells are producing wells plus other wells mechanically capable of production. During 2013 and 2014 there were no wells drilled, and during 2015 there was one injector well drilled and no exploratory wells or development wells drilled. At December 31, 2015 there was another injector well in the process of being drilled.

Delivery Commitments

Glori does not have any long-term commitments to provide a fixed and determinable quantity of oil under existing contracts or agreements nor has Glori had such commitments in previous years.

Oil and Natural Gas Data

Proved Reserves

Evaluation and Review of Proved Reserves. Glori retained William M. Cobb and Associates, Inc., independent petroleum engineers, to provide an estimate of proved reserves for the Coke Field as of January 1, 2015 and January 1, 2016 and for the Bonnie View Field as of January 1, 2016. Glori used Collarini Associates, independent petroleum engineers, to provide an estimate of proved reserves at the Etzold property as of January 1, 2015.

William M. Cobb and Associates, Inc. does not own interests in any of Glori’s properties, nor are they employed by Glori on a contingent basis. A copy of the independent petroleum engineering firm's proved reserve report at January 1, 2016 is included as an exhibit to this Annual Report on Form 10-K.

The Cobb technical personnel responsible for preparing Glori’s proved reserve estimates meet the requirements with regard to qualifications, independence, objectivity and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers.

Glori works closely with its independent reserve engineers to ensure the integrity, accuracy and timeliness of the data used to calculate its proved reserves relating to its assets. Glori’s internal technical team members meet with its independent reserve engineers periodically during the period covered by the proved reserve report to discuss the assumptions and methods used in the reserve estimation process. Glori provides historical information to its independent petroleum engineers for its properties, such as ownership interest, oil and natural gas production, well test data, commodity prices and operating and development costs. Mr. Tor Meling, Glori’s Vice President of Reservoir Engineering, is primarily responsible for overseeing the preparation of all of Glori’s reserve estimates. Mr. Meling is a petroleum engineer with over 25 years of reservoir and operations experience.

The preparation of Glori’s proved reserve estimates are completed in accordance with its internal control procedures. These procedures, which are intended to ensure reliability of reserve estimations, include the following:

•
review and verification of historical production data, which data is based on actual production as reported by Petro-Hunt L.L.C. (the prior owner and operator of the Coke Field Assets) and Christopher Oil and Gas (the prior owner and operator of the Bonnie View Field);

•	preparation of reserve estimates by Mr. Meling or under his direct supervision;

•	review by Glori’s Chief Executive Officer of all of its reported proved reserves at the close of each quarter, including the review of all significant reserve changes and new PUDs additions, if any;

•
audit committee of the board of directors reviews the reserve report and meets with the independent petroleum engineers in a question and answer session to understand their report and their process; and

•	verification of property ownership by competent legal counsel or individuals under counsel’s direct supervision prior to an acquisition.

Estimation of Proved Reserves. Under SEC rules, proved reserves are those quantities of oil and natural gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible—from a given date forward, from known reservoirs and under existing economic conditions, operating methods and government regulations—prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. If deterministic methods are used, the SEC has defined reasonable certainty for proved reserves as a “high degree of confidence that the quantities will be recovered.” All of Glori’s proved reserves as of December 31, 2015 were estimated using a deterministic method. The estimation of reserves involves two distinct determinations.

The first determination results in the estimation of the quantities of recoverable oil and natural gas and the second determination results in the estimation of the uncertainty associated with those estimated quantities in accordance with the definitions established under SEC rules. The process of estimating the quantities of recoverable oil and natural gas reserves relies on the use of certain generally accepted analytical procedures. These analytical procedures fall into four broad categories or methods: (i) production performance-based methods; (ii) material balance-based methods; (iii) volumetric-based methods; and (iv) analogy. These methods may be used singularly or in combination by the reserve evaluator in the process of estimating the quantities of reserves. Reserves for proved developed producing ("PDP") wells are estimated using production performance methods for the vast majority of properties. Certain new producing properties with very little production history are forecast using a combination of production performance and analogy to similar production, both of which are considered to provide a relatively high degree of accuracy. Non-producing reserve estimates, for developed and undeveloped properties, are forecast using either volumetric or analogy methods, or a combination of both. These methods provide a relatively high degree of accuracy for predicting proved developed non-producing and PUDs for Glori’s properties, due to the mature nature of the properties targeted for development and an abundance of subsurface control data.

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

Summary of Oil and Natural Gas Reserves.

The following table presents Glori’s proved oil and natural gas reserves as of December 31, 2014 and 2015 based on the proved reserve reports as of January 1, 2015 and 2016 by William M. Cobb & Associates Inc., Glori's independent petroleum engineering firm for the Coke Field and Bonnie View Field and Collarini Associates, Glori’s independent petroleum engineering firm for the Etzold field. All of Glori’s proved reserves are located in the United States. Glori’s estimates of net proved reserves have not been filed with or included in reports to any federal authority or agency other than the SEC in connection with this Annual Report on form 10-K. Future exploration, exploitation and development expenditures, as well as future commodity prices and service costs, will affect the reserve volumes attributable to the acquired properties. The reserve estimates shown below are determined using a 12-month average price for oil and natural gas for the years ended December 31, 2014 and 2015.

	December 31,
	2014	2015
Estimated Proved Reserves:
Oil (MBbls)	1,402	695
Natural Gas (MMcf)	54	51
Total (MBoe) (1)	1,411	703
Estimated Proved Developed Reserves:
Oil (MBbls)	1,402	695
Natural Gas (MMcf)	54	51
Total (MBoe) (1)	1,411	703
Estimated Proved Undeveloped Reserves:
Oil (MBbls)	—	—
Natural Gas (MMcf)	—	—
Total (MBoe) (1)	—	—
(1) Assumes a ratio of 6 Mcf of natural gas per barrel of oil.

The changes from December 31, 2014 estimated proved reserves to December 31, 2015 estimated proved reserves reflect production during this period of approximately 145 MBoe. The decrease in proved developed reserves is due to the decline in the price of oil throughout 2015 causing previously included proved developed wells to become uneconomic.

Reserve engineering is and must be recognized as a subjective process of estimating volumes of economically recoverable oil and natural gas that cannot be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation. As a result, the estimates of different engineers often vary. In addition, the results of drilling, testing and production may justify revisions of such estimates. Accordingly, reserve estimates often differ from the quantities of oil and natural gas that are ultimately recovered. Estimates of economically recoverable oil and natural gas and of future net revenues are based on a number of variables and assumptions, all of which may vary from actual results, including geologic interpretation, prices and future production rates and costs. For risks associated with proved reserves see “Risk Factors” in Item 1A of this Annual Report on Form 10-K. Additional information regarding our proved reserves can be found in the notes to Glori’s financial statements included in Item 15 to Part IV of this Form 10-K and the proved reserve reports as of January 1, 2015 and 2016, which are included as exhibits to the Annual Report on Form 10-K for the years ended December 31, 2014 and December 31, 2015.

Item 1A. Risk Factors

Risk Factors Relating to our Business

We will likely need additional financing in the next twelve months in order to fund operations and pay-off or refinance our debt.
We have incurred net losses since inception and our cash flows have been adversely affected by the current downturn in the oil market. We will likely need to sell additional shares of our common stock or preferred stock, borrow funds from private lenders or banking institutions, or in the event necessary, sell assets in order to meet our operating requirements and to pay-off or refinance the $10.5 million term note issued by GEP which matures March of 2017. We may have difficulty obtaining such additional financing as a result of the decrease in oil prices, our negative cash flow from operations and the significant decrease in our stock price. Failure to obtain additional financing would have a material adverse effect on our business operations and financial condition. See Item 7. Management's Discussion and Analysis for further discussion about the Company's liquidity.

We have failed to comply with the minimum bid price requirements for continued listing on the NASDAQ Capital Market, such that our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.

On October 23, 2015, we received a deficiency letter (the “Notice Letter”) from The NASDAQ Stock Market LLC (“NASDAQ”) indicating that the Company’s common stock for the last 30 consecutive business days had closed below the minimum $1.00 per share requirement under NASDAQ Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). The Notification Letter states that Glori has 180 calendar days, until April 20, 2016 (the “Initial Compliance Period”), to regain compliance with the Minimum Bid Price Requirement. In accordance with NASDAQ Listing Rule 5810(c)(3)(A), the Company can regain compliance if the closing bid price of its common stock is at least $1.00 for a minimum of 10 consecutive business days. If the Company does not achieve compliance with the Minimum Bid Price Requirement by the end of the Initial Compliance Period, it may be granted a second 180 day compliance period, as long as (a) on the last day of the Compliance Period the Company is in compliance with the market value requirement for continued listing as well as all other listing standards and (b) the Company provides written notice of its intention to cure the deficiency during a second compliance period.
If we fail to successfully execute our business strategy or implement available options to regain compliance with the Minimum Bid Price Requirement, such as a reverse stock split, the common stock may be delisted. A delisting of our common stock from NASDAQ could materially reduce the liquidity of our common stock and result in a corresponding material reduction in the price of our common stock. In addition, delisting could harm our ability to raise capital to address our liquidity needs and may result in the potential loss of confidence by investors, employees and fewer business development opportunities.
Oil prices are volatile, and a further decline or a continuation at the current depressed price of oil could harm our business, financial condition and results of operations.

Our results of operations and future growth will depend on the level of activity for oil development and production. Demand for the AERO System depends on our customers’ willingness to make operating and capital expenditures for waterflooding procedures and the AERO System. The continued and significant decline in oil prices, the sustained low price environment and the uncertainty about future oil prices has affected, and may continue to adversely affect the prices we can obtain from our customers or prevent us from obtaining new customers for our services. Accordingly, our number of customers with current projects dropped from 15 to 1 at December 31, 2014 and 2015, respectively. The decline in oil prices has resulted in a decrease in revenues from our oil properties and from other oil fields we acquire. Additionally, oil price volatility also may make mineral rights acquisitions more difficult. Our customers’ willingness to develop and produce oil using waterflooding and the AERO System is highly dependent on prevailing market conditions and oil prices that are influenced by numerous factors over which we have no control, including:

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

We have incurred substantial net losses since inception, including net losses of $18.8 million and $36.3 million for the years ended December 31, 2014 and 2015 respectively, and these losses may continue. As of December 31, 2015, we had an accumulated deficit of $100.4 million. We expect to incur additional costs and expenses related to the continued development and expansion of our business, including our research and development operations, the commercialization of the AERO System and the acquisition, restoration and operation of additional mature oil fields. Our ability to achieve profitability has been impacted by the decrease in oil prices, and depends on our success in increasing industry acceptance of the AERO System, raising additional capital and the completion and successful integration of oil property acquisitions. There can be no assurance that we will achieve profitability.

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

We have a limited number of customers. For the year ended December 31, 2015, all of our service revenue was generated from four customers. As these projects reach completion and if we fail to generate new business, our business, financial condition and results of operations could be materially harmed. As of December 31, 2015 we had one service customer.

Oil fields, once acquired, may not be appropriate for our purposes or may have environmental or other liabilities associated with them that may negatively affect our business, financial condition and results of operations.

In addition to marketing the AERO System, we intend to acquire mature fields and implement the AERO System. We cannot provide assurance that the oil fields we acquire will result in commercially viable projects.

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

The AERO System requires non-toxic water to support microbial activity in the reservoir. The water used in waterflooding does not have to be potable water, but if suitable water is not being used, the AERO System will not work unless the water is remediated or replaced with a more suitable water source which may cause additional costs to be expended. These additional costs may make the AERO System less cost effective or not cost effective for some oil fields. For example, in a recent implementation of the AERO System, the salinity of the produced water used in the waterflood operations was very high, making it toxic to most microbes. While our customer began using water from an existing nearby water well to provide a better environment for the microbes, which made the AERO System more effective, we may not be able to provide non-toxic water to some oil fields, eliminating these oil fields as candidates for the AERO System.

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

The sale of our crude oil production (if any) depends on a number of factors beyond our control, including the availability, proximity and capacity of, and costs associated with, gathering, processing, compression and transportation facilities owned by third parties. In addition, lack of financing, construction and permitting delays, permitting costs and other constraints could limit or delay the construction of new gathering, processing, compression and transportation facilities by third parties or us, and we may experience delays or increased costs in accessing the pipelines, gathering systems or rail systems necessary to transport our production to points of sale or delivery. Any significant change in market or other conditions affecting gathering, processing, or transportation facilities or the availability of these facilities, including due to our failure or inability to obtain access to these facilities on terms acceptable to us or at all, could materially and adversely affect our business and, in turn, our financial condition and results of operations.

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

Since our inception, most of our resources have been dedicated toward research and development, as well as demonstrating the effectiveness of the AERO System in our labs and in the field and the acquisition of our oil properties. We also intend to expend substantial resources for the foreseeable future on further developing the AERO System and also we intend to expend significant resources on the acquisition and operation of additional mature oil fields to continue to test and demonstrate the AERO System in reservoirs with a variety of characteristics. We cannot assure you that debt or equity financing will be available or sufficient to meet our requirements. Our inability to access sufficient amounts of capital on acceptable terms, or at all, for our operations could materially harm our business, financial condition, results of operations and our ability to prepay or refinance the term note issued by GEP.

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

If appropriate opportunities become available, we may acquire businesses, assets, technologies or products to enhance our business in the future. In connection with any future acquisitions, we could:

•	issue additional equity securities which would dilute our current stockholders;

•	incur substantial debt to fund the acquisitions which increases our risk of non-compliance with loan agreements; or

•	assume significant liabilities.

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

As of December 31, 2015, we had operating loss carryforwards, or NOLs, of approximately $64.5 million after consideration of the Section 382 Limitation. In general, under Section 382 of the U.S. Internal Revenue Code of 1986, as amended, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs to offset future taxable income. We believe that our issuance of series B preferred stock on October 15, 2009 resulted in a Section 382 ownership change limitation. We estimate that approximately $5.4 million of our NOLs will expire earlier than the statutory 20 year carryforward period due to Section 382 ownership change limitations. In addition, if we undergo an additional ownership change, our ability to utilize NOLs could be further limited by Section 382 of the Internal Revenue Code. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Internal Revenue Code. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations.

Our subsidiary, Glori Energy Production Inc. ("GEP"), has a loan agreement which places financial restrictions and operating restrictions on its business, which may limit its flexibility to respond to opportunities and may harm our business, financial condition and results of operations.

The operating and financial restrictions and covenants in its loan agreements restricts GEP's future financing agreements and could restrict our ability to finance future operations or capital needs or to engage, expand or pursue our business activities. For example, these loan agreements restrict our ability to:

•	change the nature of our business;

•	enter into a merger, consolidate or make an investment in other entities;

•	incur additional indebtedness;

•	incur liens on the property secured by the loan agreements and our intellectual property;

•	pay cash dividends; and

•	sell or dispose of our assets (including sale and leaseback arrangements), including our oil properties.

GEP's compliance with these provisions may materially adversely affect our ability to react to changes in market conditions, take advantage of business opportunities we believe to be desirable, obtain future financing, fund needed capital expenditures, finance acquisitions or withstand a future downturn in our business.

GEP's ability to comply with the covenants and restrictions contained in these loan agreements may be affected by events beyond our control. If we violate any of the restrictions or covenants in our loan agreements, the indebtedness under the loan agreements may become immediately due and payable. We might not have, or be able to obtain, sufficient funds to make these accelerated payments. Even if we could obtain alternative financing, that financing may not be on terms that are favorable or acceptable to us.

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

Declines, as well as anticipated declines, in oil and gas prices has resulted in impairments and declines in the value of our oil properties. The price of oil declined 30% during 2015 based on the Cushing, Oklahoma - West Texas Intermediate daily average spot prices of $53.45 per barrel on December 31, 2014 and $37.13 on December 31, 2015. Subsequent to December 2015, average oil prices decreased further to a price per barrel of $31.68 for January 2016. The 2015 decline resulted in an impairment charge of $22.6 million.

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

Our producing properties are located in the East Texas Basin and South Texas, which makes us vulnerable to risks associated with operating in two major geographic areas.

All of our current producing properties are geographically concentrated in the East Texas Basin and South Texas. At December 31, 2015, all of Glori’s total estimated proved reserves were attributable to properties located in these areas.

As a result of this concentration, we may be disproportionately exposed to the impact of regional supply and demand factors, delays or interruptions of production from wells in these areas caused by governmental regulation, processing or transportation capacity constraints, market limitations, availability of equipment and personnel, water shortages or other drought related conditions or interruption of the processing or transportation of oil, natural gas or NGLs.

We are susceptible to the potential difficulties associated with rapid growth and expansion and have a limited operating history.

Recently, with the closing of the Coke Field Acquisition and the Merger, we have grown rapidly, and we continue to pursue opportunities for additional future acquisition growth. Our management believes that our future success depends on our ability to manage additional rapid growth that we may experience and the demands from increased responsibility on management personnel. The following factors could present difficulties:

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

We may be subject to risks in connection with acquisitions of properties.

The successful acquisition of producing properties requires an assessment of several factors, including:

•	recoverable reserves;

•	future oil and natural gas prices and their applicable differentials;

•	operating costs;

•	potential environmental and other liabilities; and

•	financial risk resulting from any borrowings

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Information regarding the Company's properties called for by this item is included in Item 1, Business - Glori's Properties. We also have various operating leases for rental of office, laboratory, and warehouse space. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and NOTE 14, Commitments and Contingencies, in the Consolidated Financial Statements in Item 15 to Part IV of this Annual Report on Form 10-K for the future minimum rental payments. Such information is incorporated herein by reference.

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

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information for Common Stock

Our common stock has been listed on the NASDAQ since April 14, 2014. Prior to that time, the trading prices are not available since there was no public market for our stock. The following table sets forth for the indicated periods the high and low intra-day sales prices per share for our common stock for 2014 beginning with our initial trading date and for 2015.

	2014		2015
	High	Low	High	Low
First Quarter			$4.22	$2.05
Second Quarter	$12.44	$7.51	2.35	1.43
Third Quarter	11.00	6.23	1.95	0.61
Fourth Quarter	$7.85	$3.00	$0.95	$0.32

Holders of Record

As of December 31, 2015, there were approximately 200 stockholders of record of our common stock, and the closing price of our common stock was $0.35 per share as reported on the NASDAQ. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividend Policy

To date, we have not declared or paid any cash dividend on our common stock. Any future payments of cash dividends on our common stock will be at the discretion of our board of directors and dependent upon our revenues and earnings, financial strategy, capital requirements and overall financial condition and subject to our covenants in our loan agreements. For the foreseeable future we presently intend to retain any earnings for use in our business operations.

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

Share-Based Compensation

The table stating our equity compensation plans at December 31, 2015 under item 12 of this annual report is incorporated herein by reference.

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
Glori Energy Inc. 2014 Long Term Incentive Plan – The plan was adopted by the Company’s Board in December 2014 and approved by the shareholders. Under the plan, the Board of Directors may grant options, incentive stock options, stock appreciation rights and performance based awards. Awards made under the plan are subject to such terms and conditions, without limitation as may be determined by the board.
For a further detail of the options, exercise prices and number of securities to be issued upon option exercise see NOTE 15 included in the Notes to Consolidated Financial Statements in Item 15 to Part IV of this Annual Report on Form 10-K.
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

	As of and for the Years Ended December 31,
	2012	2013	2014	2015
Revenues:
Oil and gas revenues	$463	$576	$11,724	$7,397
Service revenues	1,718	2,643	4,135	1,605
Total revenues	2,181	3,219	15,859	9,002

Net loss	(11,940)	(10,609)	(18,756)	(36,255)

Net loss per share, basic and diluted	$(11.32)	$(9.61)	$(0.65)	$(1.14)

Cash	$18,707	$20,867	$29,751	$8,380
Property, plant and equipment, net	5,040	2,810	28,813	7,315
Total assets	24,477	24,619	67,435	22,264
Debt	7,879	5,270	19,225	10,525
Total stockholders' equity	24,477	16,196	41,215	6,511

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

Management's Overview

The significant decline in oil and gas prices over the past 19 months has adversely affected our revenues and cash flows from operations. The impact of the lower oil and gas prices was partially offset by having approximately 59% of our oil production in 2015 hedged at higher oil prices. However, we also experienced a decrease in our AERO Services third party revenues in 2015 as the E&P industry significantly reduced its investment in new projects. As a result, we continue to generate negative cash flows from operations.
In these challenging market conditions we are carefully managing our costs, reducing expenses and minimize capital spending. We have reduced costs in 2015, and in February of 2016, we reduced our administrative and professional staff by 39%, are consolidating office space and have reduced the size of our Board to better fit a company of our size. Additionally, we have taken steps to reduce lease operating expenses at the Coke Field.
To enhance our production profile and build a larger asset base, we are continuing to seek and evaluate additional oil field acquisition opportunities that would generate current cash flow and serve as suitable candidates for future AERO deployment. The rapid drop in oil prices has made it difficult to execute on our acquisition strategy due to potential sellers’ reluctance to sell at depressed prices and the industry’s reduced access to capital. The significant decrease in our stock price also impacts our ability to raise new equity capital. We have retained an investment banking firm with experience in the energy industry to assist us in exploring M&A alternatives with several potential partners, investors and asset sellers with the goal of bolstering our balance sheet and increasing shareholder value.
In March of 2016, we completed installation of phase II of our AERO implementation at our Coke oil field. Phase I field implementation, which consists on one nutrient injection well, began in August 2015. Phase II incorporates the addition of two AERO injection wells to increase the proportion of the field that is impacted by AERO technology. Phase II implementation commenced after data from our Phase I limited trial demonstrated encouraging indication of AERO performance. Phase II implementation consists of two existing inactive, shut-in wells that were recompleted and used as nutrient injection wells. The wells are located on the periphery of the Coke field and are designed to stimulate production from more of the field than was impacted by the first injector. Phase II AERO injection commenced on March 4, 2016.
In the fourth quarter of 2015 we applied to the United States Department of Energy’s Loan Programs Office (“LPO”) for a $150 million loan guarantee in connection with a project applying AERO to previously abandoned reservoirs in the U. S. (the “Project”). The objective is to develop economic oil production in fields that have been left behind by the industry, and doing so with minimal environmental impact. Several candidate reservoirs have been identified by Glori scientists and engineers as potential project sites. Based on LPO’s evaluation of Part I of our application, on March 1, 2016, LPO invited Glori to submit Part II of its application. We cannot, however, predict the ultimate outcome of the application or whether a term sheet, conditional commitment, or loan guarantee eventually will be issued for the Project.
Finally, we continue to report results from client projects and continue to further develop the AERO technology to expand its market. An article in the March 2015 issue of the Journal of Petroleum Technology, a magazine of the Society of Petroleum Engineers, featured a successful AERO client project in Canada. Glori’s AERO technology and associated water treatment technology was also featured in the February 2016 issue of the Journal of Petroleum Technology, which showcased a successful project in California where production was shown to significantly increase over the duration of the project. Rigzone, a leading online energy resource, also recently featured Glori’s AERO technology and its joint industry project with Canada’s Alberta Innovates, which is funding the project to assess and test the potential of AERO technology to boost heavy oil production.

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

Critical accounting policies are those policies that, in management’s view, are most important in the portrayal of Glori’s financial condition and results of operations. The notes to Glori’s consolidated financial statements also include disclosure of significant accounting policies. The methods, estimates and judgments that Glori uses in applying its accounting policies have a significant impact on the results that Glori reports in its financial statements. These critical accounting policies require Glori to make difficult and subjective judgments, often as a result of the need to make estimates regarding matters that are inherently uncertain. Those critical accounting policies and estimates that require the most significant judgment are discussed below.

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

Previous to 2014, the majority of the Company’s revenues for AERO services were executed under a single contract which covered both Analysis Phase and Field Deployment Phase work. The single contract for both services resulted in lack of commercial evidence that the Analysis Phase services provided value on a stand-alone basis and thus both services were viewed as a single unit-of-accounting under ASC 605, Revenue Recognition: Multiple-Element Arrangements. In accordance with this guidance, the Company deferred revenue received in the Analysis Phase and recognized this revenue and the Field Deployment Phase revenue uniformly over the Field Deployment Phase injection timeline. Any termination of the project after the completion of the Analysis Phase would result in the immediate recognition of that portion of the revenues outlined in the contract.

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

Depletion. The estimates of proved crude oil reserves utilized in the calculation of depletion are estimated in accordance with guidelines established by the Society of Petroleum Engineers, the SEC and the Financial Accounting Standards Board, which require that reserve estimates be prepared under existing economic and operating conditions with no provision for price and cost escalations except by contractual arrangements. Glori emphasizes that reserve estimates are inherently imprecise. Accordingly, the estimates are expected to change as more current information becomes available. Glori’s policy is to amortize capitalized costs on the unit of production method, based upon these reserve estimates.

Glori assesses its proved properties for possible impairment on an annual basis at a minimum, or as circumstances warrant, based on geological trend analysis, changes in proved reserves or relinquishment of acreage. When impairment occurs, the adjustment is recorded to accumulated depletion, depreciation and amortization.

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

Impairment of Oil and Natural Gas Properties. Glori reviews its proved oil and natural gas properties for impairment whenever events and circumstances indicate a potential decline in the recoverability of their carrying value. We compare expected undiscounted future net cash flows from each field to the carrying amount of the asset. If the future undiscounted net cash flows, based on the our estimate of future oil and natural gas prices and operating costs and anticipated production from proved reserves, are lower than the asset's carrying amount, then the capitalized cost is reduced to fair value. The factors used to determine fair value include, but are not limited to, estimates of reserves, future commodity pricing, future production estimates, and anticipated capital expenditures. Unproved properties are reviewed quarterly to determine if there has been impairment of the carrying value, with any such impairment charged to expense in the period. Drilling activities in an area by other companies may also effectively condemn leasehold positions. Given the complexities associated with oil and natural gas estimates and the history of price volatility in the oil and natural gas markets, events may arise that will require the Company to record an impairment of its oil and natural gas properties and there can be no assurance that such impairments will not be required in the future nor that they will not be material.

Derivative Instruments. At the end of each reporting period we record on our balance sheet the mark-to-market valuation of our commodity derivative instruments. The unrealized estimated change in fair value of the derivatives is reported in other income (expense) as gain (loss) on commodity derivative instruments.

Stock-Based Compensation. Glori issues options and restricted shares as compensation for service. Glori has recorded all share based payment expenses to employees in accordance with the provisions of ASC 718, Compensation- Stock Compensation. Glori recognizes expense for stock-based compensation using the calculated fair value of options and restricted shares on the grant date of the awards. Glori’s policy is to recognize compensation expense for service-based awards on a straight-line basis over the requisite service period for the entire award. Stock-based compensation expense is based on awards ultimately expected to vest.
Restricted shares are measured at the grant date by using the value of the closing share price on the day prior to the grant date.
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

Taxes. Glori accounts for income taxes using the asset and liability method wherein deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and to net operating loss carry forwards, measured by enacted tax rates for years in which taxes are expected to be paid, recovered or settled. A valuation allowance is established to reduce deferred tax assets if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2015, Glori has a total valuation allowance of $31.8 million.

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

Glori’s ability to use its net operating loss carryforwards to offset future taxable income may be subject to certain limitations. In general, under Section 382 of the U.S. Internal Revenue Code of 1986, as amended, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating loss carryforwards, or NOLs, to offset future taxable income. Glori believes that its issuance of series B preferred stock on October 15, 2009 resulted in a Section 382 ownership change limitation. Glori estimates that approximately $5.4 million of Glori’s $69.9 million NOLs as of December 31, 2015 will will expire earlier than the statutory 20 year carryforward period due to the section 382 limitation. Future changes in Glori’s stock ownership, some of which are outside of its control, could result in an ownership change under Section 382 of the Internal Revenue Code. Furthermore, Glori’s ability to utilize NOLs of companies that it may acquire in the future may be subject to limitations.

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

The core principle of the new guidance is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The standard creates a five-step model that requires companies to exercise judgment when considering the terms of a contract and all relevant facts and circumstances. The standard allows for several transition methods: (a) a full retrospective adoption in which the standard is applied to all of the periods presented, or (b) a modified retrospective adoption in which the standard is applied only to the most current period presented in the financial statements, including additional disclosures of the standard’s application impact to individual financial statement line items.This standard is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. We are currently evaluating this standard and the impact it will have on our future revenue recognition policies.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15: Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (ASU 2014-15). ASU 2014-15 asserts that management should evaluate whether there are relevant condition or events that are known and reasonably knowable that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued or are available to be issued when applicable. If conditions or events at the date the financial statements are issued raise substantial doubt about an entity’s ability to continue as a going concern, disclosures are required which will enable users of the financial statements to understand the conditions or events as well as management’s evaluation and plan. ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter; early application is permitted. We are currently evaluating this standard and the impact it will have on our consolidated financial statements.

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

In November 2015, the FASB issued Accounting Standards Update No. 2015-17: Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (ASU 2015-17). ASU 2015-17 is part of an initiative to reduce complexity in accounting standards. Current GAAP requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. However, this classification does not generally align with the time period in which the recognized deferred tax amounts are expected to be recovered or settled. To simplify the presentation of the deferred income taxes, ASU 2015-17 requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The current requirement that deferred tax liabilities and assets of an entity be offset and presented as a single amount is not affected by the amendments of ASU 2015-17. For public entities, ASU 2015-17 is effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years; early application is permitted. The provisions of this accounting update are not anticipated to have a material impact on the Company’s financial position or results of operations.

Historical Results of Operations for Glori

The following table sets forth selected financial data for the periods indicated (in thousands):

	Year ended December 31,
	2014	2015

Revenues:
Oil and gas revenues	$11,724	$7,397
Service revenues	4,135	1,605
Total revenues	15,859	9,002

Operating expenses:
Oil and gas operations	10,777	9,974
Service operations	3,528	1,771
Science and technology	1,868	1,940
Selling, general and administrative	5,920	5,884
Impairment of oil and gas properties	13,160	22,600
Depreciation, depletion and amortization	4,624	5,507
Total operating expenses	39,877	47,676

Loss from operations	(24,018)	(38,674)

Other income (expense):
Interest expense	(3,023)	(2,169)
Gain on change in fair value of warrants	2,454	—
Gain on commodity derivatives	6,023	3,961
Other income	17	445
Total other income, net	5,471	2,237

Net loss before taxes on income	(18,547)	(36,437)

Income tax expense (benefit)	209	(182)

Net loss	$(18,756)	$(36,255)

The following table sets forth selected production data for the periods indicated:

	Year Ended December 31,
	2014	2015
Revenues (in thousands):
Oil revenues	$11,549	$7,297
Natural gas revenues	175	100
Total revenues	$11,724	$7,397

Sales Volumes:
Oil Volumes (MBbls)	133	155
Gas Volumes (MMcf)	72	70
Gas Volumes (MBoe)	12	12
Total Sales Volumes (MBoe)	145	167

Price:
Average oil price received per Bbl	$86.83	$46.95
Average oil price per Bbl including price swap settlements	$88.65	$70.25
Average gas price per Mcf	$2.43	$1.42

The following table details oil and gas operations expense for the periods indicated (in thousands):

	Year Ended December 31,
	2014	2015
Lease operating expense	$6,631	$6,588
Ad valorem taxes	438	420
Severance taxes	547	343
Acquisition expenses	503	108
Exploration expense	—	102
Oil and gas overhead expense	2,658	2,413
Oil and gas operations expense	$10,777	$9,974

Years ended December 31, 2014 and 2015

Oil and gas revenues. Oil and gas revenues decreased by $4.3 million from $11.7 million in 2014 to $7.4 million in 2015. The decrease was attributable to a 46% decline in average realized oil prices which more than offset the addition of 11,091 BOE of sales production through the purchase of the Bonnie View Field and the benefit of a full year of production from the Coke Field, which produced 13,919 BOE more than in 2014.

Service revenues. Service revenues decreased by $2.5 million, or 61%, from $4.1 million in 2014 to $1.6 million in 2015. The decrease in revenues was attributable to decreases of $1.0 million and $1.5 million in Analysis Phase and Field Deployment Phase services, respectively. The decrease in Analysis Phase revenues was due to fewer new projects in the 2015 period. The decrease in Field Deployment Phase revenues was due to a decrease of $1.9 million in Canadian revenues primarily due to the conclusion of a large AERO field project in June 2014. This decrease was partially offset by an increase in revenues in Brazil due to a project in field deployment phase ongoing throughout 2015. Service revenues during 2015 were adversely impacted by the decrease in oil prices which resulted in significant decreases in spending by our exploration and production customers and prospects.

Oil and gas operations. Oil and gas operating expenses decreased by $803 thousand from $10.8 million in 2014 to $10.0 million in 2015. Acquisition expenses decreased $395 thousand due to due diligence and acquisition sourcing fees incurred in the prior period for a significant acquisition target. Lease operating expenses decreased by a net $43 thousand primarily due to a $449 thousand decrease in Coke Field expenses due to cost reduction efforts including the shutting in of uneconomic wells in the lower price oil environment. Lease operating expenses also decreased by $75 thousand due to the sale of the Etzold Field in July 2015. These decreases were partially offset by the addition of $481 thousand in expenses for the Bonnie View Field, which was purchased in June 2015. The overall decrease in oil and gas operating expenses also included a $204 thousand in severance tax reduction due to sustained lower oil prices and revenues, a decrease of $245 thousand in overhead expenses due to decreases in third party consulting fees, and a decrease of $18 thousand in ad valorem tax expense due to a revised tax assessment. These decreases were partially offset by an increase in exploration expense for $102 thousand resulting from an unsuccessful radial jetting project.

Service operations. Service operations expense decreased by $1.8 million, or 50%, from $3.5 million in 2014 to $1.8 million in 2015. Approximately $863 thousand of the decrease is attributable to reduced project costs such as trucking and nutrient solution related to a large Canadian field project which concluded during June 2014 and another Canadian project which concluded during July 2015. The remaining decrease is primarily attributable to reduced project costs related to two domestic field projects, which concluded during February and July 2015, and a decrease in service operations headcount due to the decreased number of projects.

Science and technology. Science and technology expenses increased by $72 thousand in 2015 compared to 2014. Cost reductions of $267 thousand in compensation and benefits expenses, lab supplies and travel were offset by an increase of $195 thousand in third party research fees, including those for core flood research assisted by a major U.S. research university, and an increase in stock compensation expense of $147 thousand. The decrease in expenses for lab supplies and travel was primarily due to a decrease in Analysis Phase services projects.

Selling, general and administrative. SG&A expenses decreased by $36 thousand from 2014. Excluding stock compensation expense, the decrease would have been $846 thousand, or 14%, due to cost cutting measures in salaries, benefits, professional fees and travel. This decrease in expenses was partially offset by an increase in stock compensation expense for our employees and Directors of $810 thousand in 2015.

Impairment of oil and gas properties.  During 2014, due to a significant decline in oil prices, we recognized an estimated $12.7 million impairment loss on our Coke Field Assets. As of year-end 2014, we had not yet implemented our AERO technology at the Coke Field. In 2014, we also recognized a full impairment charge of approximately $450 thousand for our Etzold Field property, which was sold in July 2015. During the fourth quarter of 2015, due to a further decline in oil prices, we recognized an estimated $20.2 million impairment loss on our Coke Field Assets, acquired March 2014. As of year-end 2015, we had only implemented the first phase of our AERO technology at the Coke Field, and we were awaiting definitive results. We also recognized a $2.4 million impairment charge for the Bonnie View Field, which was purchased in June 2015.

Depreciation, depletion and amortization. DD&A increased by $883 thousand from $4.6 million in 2014 to $5.5 million in 2015. The increase was principally due to an increase in depletion expense of $763 thousand, which was driven by the acquisition of the Bonnie View Field in June 2015, the high fourth quarter depletion due to lower reserves value received from the January 1, 2016 reserve report and the addition to the depletable cost pool of our Phase 1 AERO project, which was placed in service in the third quarter of 2015.

Total other (expense) income, net. Total other income (expense), net decreased by $3.2 million from income of $5.5 million in 2014 to income of $2.2 million in 2015. Our commodity price swaps that were entered into in connection with the acquisition of the Coke Field Assets in 2014 resulted in a net gain of $4.0 million in 2015 compared to a gain of $6.0 million in 2014. In 2015, the commodity derivative gain consisted of a $6.3 million realized gain on price swap settlements, including $2.7 million received for the sale of our 2017-2018 swaps, which was used to pay down debt, and due to an unrealized gain on commodity derivatives of $340 thousand due to the increase in in fair value of the commodity price swaps. These gains were partially offset by a $2.7 million termination of long-term commodity swaps as the Company sold its long-term commodity swap positions. In 2014, the commodity derivative gain consisted of a $227 thousand realized gain on price swap settlements and a $5.8 million unrealized gain on the change in fair value of future settlements. Additionally, during 2014 there was a gain on change in the fair value of warrant liabilities in conjunction with the Merger which resulted in the recognition of a $2.5 million gain on the change in fair value of warrant liabilities. Interest expense in 2015 decreased $854 thousand from the 2014 period due to the repayment of debt, including debt used to partially fund the Coke Field acquisition and the $8.0 million secured term promissory note which was prepaid in March 2015. The Company recognized a gain of $422 thousand on the sale of mineral interests in the Etzold Field in July 2015.

Liquidity and Capital Resources

Our primary sources of liquidity and capital since our formation have been proceeds from equity issuances and borrowings. To date, our primary use of capital has been to fund acquisitions, principally the purchase of the Coke Field, to fund our operations and for payments on debt.

At December 31, 2015, we had working capital of $9.3 million, made up of current assets of $13.6 million and current liabilities of $4.3 million. The current asset balance is comprised of cash and cash equivalents of $8.4 million, accounts receivable of $1.5 million, prepaid expenses and other current assets of $314 thousand, and commodity derivative contracts receivable of $3.4 million. Included in current liabilities is $1.4 million in accounts payable, $1.2 million in accrued expenses, $480 thousand in current portion of long-term debt, and a deferred tax liability of $1.2 million. On November 5, 2015 we made a prepayment of $1.6 million on the senior secured term loan facility in connection with an amendment to our Note Purchase Agreement for our senior secured term loan facility. In December of 2015, we prepaid an additional $2.7 million on the senior secured term loan facility using the proceeds from settlement of our long term commodity derivatives. (See NOTE 9 - Derivative Instruments and 10 - Long Term Debt).

On October 23, 2015, we received a notice from the Listing Qualifications Department of the NASDAQ Stock Market LLC indicating that, for the previous 30 consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share required for continued inclusion on The NASDAQ Capital Market under NASDAQ Listing Rule 5550(a)(2). The Company was afforded 180 calendar days, or until April 20, 2016, to regain compliance with the minimum bid price requirement. In order to regain compliance, shares of the Company’s common stock must maintain a minimum bid closing price of at least $1.00 per share for a minimum of ten consecutive business days. If we do not regain compliance by that date, we may be eligible for an additional 180 day grace period as long as we meet certain listing requirements and provide written notice of our intention to cure the deficiency during this additional compliance period. The notification letter has no immediate effect on Glori’s listing or trading of common stock, does not affect the Company’s business operations or its SEC reporting requirements and does not cause a default under any material agreement.

The Company will continue to execute its business strategy and, if necessary, will consider implementing available options to attempt to regain compliance with the minimum bid price requirement of NASDAQ Listing Rule 5810(c)(3)(A), including a reverse stock split. If our common stock is delisted, it would likely trade in the over-the-counter market. Such NASDAQ delisting or further declines in our stock price could greatly impair our ability to raise additional capital to finance additional capital expenditures and could significantly increase the ownership dilution to shareholders caused by our issuing equity in financing or other transactions.

Contingent on our ability to obtain financing, we intend to pursue additional acquisitions of producing oil assets in which to deploy the AERO System. Planned capital expenditures for the next twelve months consist of approximately $1.0 million primarily for the recompletion and conversion of two previously inactive shut-in wells to nutrient injectors and related surface equipment for expansion of our AERO System technology on the Coke Field. We will adjust the amount and timing of our capital spending dependent upon our cash on hand, our cash flow from operations and the availability of capital. As of December 31, 2015, we did not have any commitments for the acquisition of oil properties or any other significant capital commitments.

The price of oil decreased 17% during the fourth quarter of 2015 based on the Cushing, Oklahoma - West Texas Intermediate spot prices of $44.75 per barrel on October 1, 2015 and $37.13 on December 31, 2015. Subsequent to December 2015, the oil price fell to approximately $30 per barrel in February 2016. A sustained lower oil price through March 2016 will negatively impact first quarter oil revenues and profitability from our oil producing assets, which will be partially offset by other income realized from oil price swap settlements. Using an estimated average oil price of $30 per barrel and assuming fourth quarter volumes, oil and gas revenues would have decreased from $1.5 million as reported in the fourth quarter to $1.2 million, and the realized gain on monthly oil swap settlements, excluding proceeds on the sale of long-term derivative assets, would have increased from $971 thousand in the fourth quarter to $1.2 million. See ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk for further discussion on the potential impact of an oil price decline.

Revenues and cash flows from our existing oil properties represent the majority of our cash from operating activities until we complete other acquisitions of oil producing assets or experience significant growth in our services revenues. Operating cash flow from our existing oil properties, after direct operating expenses and related overhead costs, are principally dedicated to servicing the $10.5 million term note and related capital expenditures. We currently have hedges in place totaling 7,300 barrels per month through March 31, 2016 at $86.50 per barrel, and hedges for 6,550 barrels per month at $82.46 per barrel for the remainder of 2016. While we have entered into hedges for a portion of our oil production during 2016, revenues and cash flows from our oil properties and AERO services have been adversely affected by the depressed oil prices. As a small company with an emerging technology we have not historically generated positive cash flows and we do not currently generate positive cash flows from operations

The rapid drop in oil prices has made it difficult to execute on our strategy of acquiring producing properties which would contribute to our revenues and cash flows due to potential sellers’ reluctance to sell at depressed prices. Additionally, the current oil price environment has negatively affected the availability of capital to Glori and the E&P industry in general, and has also resulted in a dramatic decrease in our stock price, which also impacts our ability to raise new equity capital.

In order to address this challenging environment, we have retained a financial advisory firm with experience in the energy industry to actively explore alternatives for mergers and acquisitions with potential partners, investors and asset sellers with the goal of bolstering our liquidity and enabling us to build a larger asset base. Additionally, we have made significant cost reductions, both in our administrative and professional staff, and our lease operating expenses. The cost reductions were implemented both in 2015 and in the first quarter of 2016. We have also limited our capital expenditures to those required to fully implement our AERO technology at our Coke field.

We believe demonstrated AERO technology results at the Coke field will enhance revenues and cash flows and will improve our ability to raise additional capital. In August 2015, we implemented the first phase of AERO at the Coke field. In March 2016 we completed installation of phase II of our AERO implementation. Phase II incorporates the addition of two AERO injection wells to increase the proportion of the field that is impacted by AERO technology. Glori now has three injection wells running in total. Phase II implementation commenced after data from Phase I limited trial demonstrated encouraging indication of AERO performance. The wells are located on the periphery of the Coke field and are designed to stimulate production from more of the field than was impacted by the first injector.

Finally, we applied to the United States Department of Energy’s Loan Programs Office (“LPO”) for a $150MM loan guarantee in connection with a project applying AERO to previously abandoned reservoirs in the U. S. Based on LPO’s evaluation of Part I of our application, in March 2016, LPO invited Glori to submit Part II of its application. However, we cannot predict the ultimate outcome of our application and whether a loan guarantee will be issued.

We will likely need to raise financing over the next twelve months to fund our operations and to repay or refinance the term note issued by GEP of $10.5 million which matures in March 2017. We have taken steps which, if successful, we believe will facilitate raising additional financing. However, we may have difficulty obtaining such financing as a result of the decrease in oil prices, our negative cash flows from operations and the significant decrease in our share price. Failure to obtain additional financing would have a material adverse effect on our business operations and financial condition.

On March 18, 2016, GEP entered into an amendment (the “Amendment”) to the note purchase agreement dated as of March 14, 2014 between GEP and Stellus Capital Investment Corporation, as administrative agent (as amended and in effect, the “NPA”), governing GEP’s senior secured first lien notes due March 2017 (the “Notes”). Among other things, the Amendment deleted all financial covenants and collateral value redetermination requirements contained in the NPA. In connection with the Amendment, effective as of April 1, 2016, the interest rate payable on the Notes will increase by 200 bps to 13.0% per annum, with the additional increase to be “paid in kind” at GEP’s election by increasing the outstanding principal amount of the Notes, and principal and interest payments will be payable monthly rather than quarterly. GEP also agreed to receive additional funds from the Company to meet its payment obligations, including monthly principal and interest payments on the Notes, but not the unpaid balance of the Notes on the final maturity date thereof or upon any acceleration thereof. Without this amendment we likely would not have been able to meet all of our financial covenants in the future.

The following table sets forth the major sources and uses of cash for the periods presented (in thousands):

	Years Ended December 31,
	2014	2015
Net cash used in operating activities	$(8,186)	$(9,711)
Net cash used in investing activities	(42,362)	(3,008)
Net cash provided by (used in) financing activities	59,432	(8,652)

Operating Activities

During 2015, our operating activities used $9.7 million in cash. Our net loss for 2015 was $36.3 million. Non-cash items totaled an expense of $29.3 million, consisting of $5.5 million of depreciation, depletion and amortization, $22.6 million impairment of our oil and gas properties, $1.4 million for stock based compensation expense, $326 thousand for amortization of deferred loan costs and other non-cash expenses totaling $301 thousand. These non-cash expenses were partially offset by a $422 thousand gain on the sale of the Etzold Field, a $340 thousand unrealized gain on the change in fair value of the commodity price swap and a $44 thousand settlement of asset retirement obligations. For a more detailed description of the sale of the Etzold Field, please see NOTE 5 in Item 15 to Part IV of this Annual Report on Form 10-K. Changes in operating assets and liabilities reduced net cash by $2.8 million for the period. The cash decrease from changes in operating assets and liabilities was caused by a decrease in accounts payable of $1.1 million, a decrease in accrued expenses of $806 thousand, a decrease in deferred revenues of $653 thousand, an increase in accounts receivable of $141 thousand, and an increase in prepaid expenses and other current assets of $70 thousand. The decrease in accounts payable and accrued expenses was primarily due to the payments for compensation previously accrued at December 31, 2014, a decrease in ad valorem taxes payable at fiscal year end 2015 versus 2014, due to the decline in assessed value and the payments for Coke Field unitization fees which were included in accounts payable and accrued expenses at fiscal year end 2014. The decrease in deferred revenue is due to recognition of previously unearned revenues which was triggered as certain services projects progressed through the Field Deployment Phase.

During 2014, our operating activities used $8.2 million in cash. Our net loss for 2014 was $18.8 million. Non-cash items totaled an expense of $10.4 million, consisting of $4.6 million of depreciation, depletion and amortization, $13.2 million impairment of our oil and gas properties, $296 thousand for stock based compensation expense, $439 thousand for amortization of deferred loan costs and other non-cash expenses totaling $163 thousand. These non-cash expenses were partially offset by a $2.5 million gain on the change in fair value of the warrant liabilities and a $5.8 million gain on the change in fair value of the commodity price swap. Changes in operating assets and liabilities increased net cash by $138 thousand for the period. The cash increase from changes in operating assets and liabilities was caused by an increase in accounts payable of $1.3 million and an increase of accrued expenses of $1.1 million. These sources of cash were partially offset by uses of cash by an increase in accounts receivable of $1.1 million, an increase in prepaid expenses and other current assets of $149 thousand, and a decrease in deferred revenues of $1.1 million. The increases in accounts receivable is primarily due to a $900 thousand receivable from December oil production on the Coke Field and a $293 thousand receivable for the December commodity swap settlement. Accounts payable and accrued payables also increased over the prior year as a result of increased operating expenses due to the addition of the Coke Field and accrued compensation at year end 2014. Deferred revenues decreased in 2014 as we commenced the Field Deployment Phase of our project in Brazil.

Our future cash flow from operations will depend on many factors including our ability to acquire oil fields, successfully deploy our AERO System technology on such oil fields, oil prices and our ability to reduce . Other variables affecting our cash flow from operations are the adoption rate of our technology and the demand for our services, which is also impacted by the level of oil prices and the capital expenditure budgets of our customers and potential customers.

Investing Activities

In 2015, net cash used in investing activities was $3.0 million. We settled our long-term commodity derivative assets on December 23, 2015 in exchange for proceeds of $2.7 million. Additionally proceeds of $75 thousand were received on the sale of our Etzold property. Our capital expenditures were $5.8 million in 2015 compared to $42.4 million in 2014. The $36.6 million decrease in capital expenditures is due to the purchase of the Coke Field in the prior year period. Capital expenditures for 2015 consisted primarily of the June 1, 2015 purchase of the Bonnie View Field. A majority of the remainder of the capital expenditures were associated with implementing our AERO System technology at the Coke Field, including unitization and the drilling of a water source well and an injection well. Capital expenditures for 2014 consisted primarily of the purchase of the Coke Field Assets in March of 2014 for $40.0 million and $1.0 million of capital expenditures related to the construction of skid mounted injection equipment used in the AERO Field Deployment Phase process.

Financing Activities

During 2015, cash used by financing activities was $8.7 million consisting of $8.8 million in principal payments on long-term debt and $63 thousand in payments for deferred loan costs. These cash outflows were partially offset by proceeds of $139 thousand from stock option exercises and $52 thousand from the financing of vehicles for the field.

During 2014, cash provided by financing activities was $59.4 million consisting primarily of cash proceeds of $38.4 million received in the Merger and new credit facilities totaling $24.0 million which were used to fund a portion of the Coke Field acquisition. The new borrowings mainly consisted of an $18.0 million senior secured term loan facility, a $4.0 million subordinated debt and a $2.0 million convertible note to the seller, Petro-Hunt. Additionally $5.0 million was received from the issuance of C-2 preferred shares and warrants, which were exchanged for common stock in the Merger, and $4.2 million was received from the exercise of warrants and stock options. Cash generated from financing activities during 2014 was partially offset by principal payments on long-term debt of $8.1 million, payments for deferred offering costs of $3.3 million and payments for deferred loan costs of $767 thousand. The deferred offering costs represent primarily legal expense payments related to the Merger and the deferred loan costs payments represent financing fees and legal expenses associated with the $18.0 million senior secured term loan facility and the $4.0 million subordinated debt.

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

The $18 million note issued on March 14, 2014 is a three year senior secured term loan facility, issued by GEP. Glori Energy does not guarantee the debt of GEP, but it is secured by the Coke Field. The $4.0 million note principal and $400 thousand prepayment penalty plus accrued interest were paid in full on May 13, 2014.

In addition to the debt, effective March 13, 2014, we issued to certain of our current investors 1,842,028 Series C-2 Preferred Stock and 1,640,924 Series C-2 preferred share warrants for gross proceeds of $5.0 million. The proceeds were allocated $2.8 million to the preferred shares and $2.3 million to the preferred warrants, based upon our most recent company valuation at the time of issuance. On April 14, 2014, these preferred shares and warrants were exchanged for 1,133,869 shares of common stock in the Merger. On April 14, 2014, Petro-Hunt converted their $2.0 million convertible note from us to common shares at $8.00 per share or 250,000 shares of common stock, pursuant to certain rights arising in connection with the PIPE Investment.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, except for operating lease obligations presented in the table below.

Contractual Obligations and Commercial Commitments

At December 31, 2015, we had contractual obligations and commercial commitments as follows (in thousands):

	Payments Due By Period
		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating lease obligations(1)	$348	$295	$53	$—	$—
Asset retirement obligation(2)	1,522	65	235	654	568
Long-term debt(3)	12,319	1,765	10,528	20	6
Total	$14,189	$2,125	$10,816	$674	$574

(1)	Our commitments for operating leases primarily relate to the leases of office and warehouse facilities in Houston, Texas and warehouse facilities in Gull Lake, Saskatchewan.

(2)	Relates to our oil properties, net of accretion.

(3)	Includes expected future interest payments.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Commodities Risk

Our major commodity price risk exposure is to the prices received for our oil production. Our results of operations and operating cash flows are affected by changes in market prices. Realized commodity prices received for our production are the spot prices applicable to oil in the region produced. Prices received for oil, condensate, and natural gas are volatile and unpredictable and are beyond our control. To mitigate a portion of the exposure to adverse market changes, we have entered into derivative instruments. For the year ended December 31, 2015, a 10% change in the prices received for oil, condensate, and natural gas production would have had an approximate $740 thousand impact on our revenues prior to commodity derivatives which mitigate our commodity pricing risk. See NOTE 9 in the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this report for additional information regarding our commodity derivative activities. Subsequent to December 31, 2015 oil prices decreased to $30 per barrel in February. For the year ended December 31, 2015, using a consistent price of $30 per barrel, would have had an approximate $2.6 million negative impact on our revenues prior to commodity derivatives, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources for further discussion on commodity price volatility.

Interest Rate Risk

Our floating rate loan facilities expose us to interest rate risk. GEP's major credit facility is based on interest at floating rates that are subject to increase based upon certain increases in the prime rate or LIBOR. Therefore upward fluctuations in interest rates expose us to additional interest payments. As of December 31, 2015, our total long-term debt was $10.5 million. An increase of 100 basis points in both the prime and LIBOR interest rate would have exposed us to an additional $160,000 of interest during 2015. Subsequent to December 31, 2015, the interest rate increased to 13% on our long-term debt. For the year ended December 31, 2015, using the increased interest rate of 13%, would have resulted in an approximate $320 thousand additional interest expense incurred in 2015.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements provide our current expectations or forecasts of future events. Forward-looking statements include, but are not limited to, statements:

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

These forward-looking statements are neither historical facts nor are they guarantees of future performance. These statements are based on management’s expectations that involve a number of business risks and uncertainties, any of which could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors, most of which are difficult to predict and many of which are beyond our control, including the factors described under “Risk Factors”, that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. Such risks and uncertainties include, among other things:

•	our ability to obtain financing to continue operations and pay off or refinance our $10.5 million term note facility issued by GEP which matures in March 2017;

•	the potential delisting of our common stock from NASDAQ;

•	the sustained or an increased decline of oil and gas commodity prices;

•	our ability to comply with debt covenants, service our debt, and make future required prepayments;

•	the increase in oil production rate and ultimate quantity of oil recovered using our AERO System;

•	the percentage of the world’s reservoirs that are suitable for our AERO System;

•	our ability to prove our technology and develop and maintain positive relationships with our customers and prospective customers;

•	competition and competitive factors in the markets in which we operate;

•	demand for our AERO System and our expectations regarding future projects;

•	adaptability of our AERO System and our development of additional capabilities that will expand the types of oil fields to which we can apply our technology;

•	our plans and ability to acquire and develop additional currently producing mature oil fields and the AERO System’s impact on these fields;

•	our plans to develop some abandoned and low producing mature oil fields;

•	the expected cost of recovering oil using our AERO System in our projects;

•	potential environmental or other liabilities associated with our acquired properties;

•	any projections, including earnings, revenues, expenses or any other financial items;

•	the impact of legislation and regulations on our operations;

•	our ability to compete with other enhanced oil recovery methods;

•	our ability to generate positive cash flows, including from the acquisition of oil producing properties, increases in oil prices, and improvement in our AERO System revenues;

•	our cash needs and expectations regarding cash flow from operations;

•	our ability to manage and grow our business and execution of our business strategy;

•	our financial performance;

•	our estimates of oil reserves; and

•	the costs associated with being a public company.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act, as amended (the “Exchange Act”)), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective.

Management’s annual report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system was designed to provide reasonable assurance to management and the Board of Directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

All internal control systems, no matter how well designed, have inherent limitations. Even those systems determined to be effective can provide only reasonable assurance with respect to financial statement presentation and preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.

As of December 31, 2015, our management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management determined that we maintained effective internal control over financial reporting as of December 31, 2015, based on those criteria.

This Annual Report on Form 10-K does not include an audit report on the effectiveness of our internal controls over financial reporting as of December 31, 2015 by our registered public accounting firm as permitted due to our status as an emerging growth company under the Jumpstart Our Business Startups of 2012.

Limitations of the Effectiveness of Internal Control

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the internal control system are met. Because of the inherent limitations of any internal control system, internal control over financial reporting may not detect or prevent misstatements. Projections of any evaluation of the effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies and procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Name	Age	Position	Director Since
Mark Chess	37	Independent Director	2014(1)
Rocky Duckworth	65	Independent Director	2014
Eric C. Neuman	71	Independent Director	2015
Dr. Ganesh Kishore	62	Independent Director	2009*
Stuart Page	53	President and Chief Executive Officer and Director	2007*
Mark Puckett	64	Independent Director	2011*
Damon L. Rawie	47	Independent Director	2012*
Jonathan Schulhof	42	Independent Director	2005*
Kevin Guilbeau	58	Executive Chairman of the Board	2015

*
This date indicates the year in which this director began to serve on the board of directors of GETI (formerly known as Glori Energy Inc. and Glori Oil Limited). Each of these directors began to serve on the Company’s board upon the Merger.

(1)	Prior to the Merger, Mr. Chess served as a director of Infinity since its inception in 2011 and became a director of Glori Energy in connection with the Merger in April 2014.
(2)	As of March 7, 2016, Mr. Gibbs and Mr. Musselman are no longer directors.

Biographies of Directors

Mark Chess structured Infinity Cross Border Acquisition Corporation (Nasdaq: INXB) in 2012 and orchestrated the merger with GETI in April of 2014. Mr. Chess is a managing director of Infinity Equity. He was part of the founding team that established the FBR Infinity II Fund in 2001 and the world's first foreign currency fund in China in 2005 (Infinity-CSVC). Mr. Chess helped lead the strategy and development of the Infinity I-China fund in 2007. Mr. Chess manages Infinity's strategic relationships with institutions in the United States including the Infinity-NSF portfolio. Mr. Chess co-led investments and exits in Native Networks (Alcatel - NYSE: ALU), Identify Software (BMC Software) and Cosmocom (Enghouse Systems TSX: ESL). Since 2010, Mr. Chess has focused on investments in the sustainable agriculture and energy sector. He led Infinity's investments and board representation in Futuaragene (AIM: FGN -acquired by Suzano for $90m), Kaiima Bio-Agritech, and Glori Energy (Nasdaq: GLRI). Prior to Infinity, Mr. Chess was a director with Partners500, leading the company's international business development. Mr. Chess graduated with a degree in Business Honors from the University of Texas at Austin. Mr. Chess brings investment experience in technology companies to Glori’s board.

Rocky Duckworth has served as a member of Glori’s board of directors since August 2014. Rocky Duckworth retired from KPMG LLP in 2010 after more than 38 years including more than 29 years as a partner. He joined KPMG in 1972 after graduation with honors from Oklahoma State University. He was also commissioned a 2nd lieutenant in the U.S. Army Reserve upon graduation from OSU. Mr. Duckworth became a KPMG partner in 1981, partner in-charge of the audit practice in Oklahoma City in 1984, and he was the Managing Partner of the Oklahoma City office from 1987 to 2000 when he relocated to the Houston office to serve global energy clients and as the energy industry leader of the audit practice. Since 2013, Mr. Duckworth has served as a member of the Board of Directors of Northern Tier Energy GP LLC, the general partner of Northern Tier Energy LP, a publicly-traded (NYSE:NTI), independent downstream energy company with refining, retail, and pipeline operations. He is a member of the audit committee of NTI and also chairs the conflicts committee. From October 2013 to May 2015, Mr. Duckworth served on the Board of Directors of Magnum Hunter Resources Corporation, a publicly-traded (NYSE:MHR) independent oil and gas company engaged in the exploration for and the exploitation, acquisition, development, and production of crude oil, natural gas, and NGL’s in the U.S. He chaired the audit committee of Magnum Hunter from 2014 until his resignation in 2015. Mr. Duckworth is a member of the American Institute of Certified Public Accountants and the Texas Society of Certified Public Accountants. He was also a member of the working committee that wrote and edited the 2010 edition of the AICPA Audit and Accounting Guide, Entities with Oil and Gas Producing Activities. He holds his CPA license in Texas and is also a member of the Texas State Board of Public Accountancy being appointed in 2011 by Texas Governor Rick Perry. He serves as a member of the Executive Committee, the Rules Committee, the Peer Review Committee, and chairs the Technical Standards Review Committee. The Board selected Mr. Duckworth to serve as a director because it believes he possesses valuable financial expertise and because of his experience as a director on several energy company boards.

Eric C. Neuman joined the board of Glori Energy in November of 2015. Mr. Neuman replaced Thomas O. Hicks, who retired from the board effective November 11, 2015. Mr. Neuman has been a partner and managing director of Hicks Equity Partners LLP ("HEP) since he joined that firm in 2005. Previously, Mr. Neuman was a partner of Hicks, Muse, Tate & Furst ("HMTF"), which he joined as a vice president in 1993 and became a partner in 2000. At HMTF and now HEP, Mr. Neuman has or has had senior responsibility for analyzing, negotiating, financing, and exiting numerous investments in the energy and other industries. As an important part of his responsibilities with both firms, he provides or provided strategic and financial advice to the companies with which he was involved. Mr. Neuman currently serves on the board of Hemisphere Media (a publicly traded company listed on NASDAQ) and he also serves as chairman of the audit committee. He also serves on the boards of Drilling Tools International, Inc., Just Brakes, DirecPath, LLC, Crossings, LLC, and Intercable. Mr. Neuman received a Bachelor of Arts degree from the University of South Florida and a Masters of Business Administration, with distinction, from the Kellogg School of Management at Northwestern University. Mr. Neuman brings extensive knowledge of the energy industry as well as financial and investment experience to Glori’s board of directors.

Dr. Ganesh Kishore served as a member of GETI’s board of directors from October 2009 until the Merger and has served on Glori’s board of directors since the Merger in April 2014. Since April 2007, he has served as Chief Executive Officer of Malaysian Life Sciences Capital Fund Ltd., where he oversees fund management, investment portfolio management and governance of companies in which Malaysian Life Sciences Capital Fund Ltd. has made investments. Since January 2009, he has also served as President and Chief Executive Officer of K Life Sciences, LLC where he provides advisory services to life science businesses. Between April 2007 and December 2008, Dr. Kishore served as a Managing Director of Burrill & Company, where his responsibilities included fund management, fund raising and governance of companies in which Burrill & Company invested. Prior to joining Burrill &Company, Dr. Kishore served as Chief Biotechnology Officer at E. I. du Pont de Nemours and Company from March 2005 to April 2007, where he was responsible for overall biotechnology leadership for DuPont’s life science businesses. Dr. Kishore holds a Ph.D. in biochemistry from the Indian Institute of Science, an M.S. in biochemistry from the University of Mysore and a B.S. in physics and chemistry from the University of Mysore. Dr. Kishore serves on the board of directors of Gevo, Inc. and previously served on the board of Embrex, Inc. (January 2002 to January 2007). Dr. Kishore brings extensive knowledge of the biotechnology industry and experience in advising and managing early stage companies to Glori’s board of directors.

Stuart Page served as GETI’s Chief Executive Officer and a director from March 2007 until the Merger and has served as CEO and director of Glori Energy since the Merger in April 2014. In June 2011, he assumed the additional title of President. Prior to joining GETI, Mr. Page was Vice President of IHS Energy, Inc., an information delivery services company, from February 2005 to March 2007 where he was responsible for the company’s mergers and acquisitions activity. A native of the U.K., Mr. Page is a member of the Society of Petroleum Engineers (SPE) and the Institute of Electrical and Electronics Engineers (IEEE). In 2014, he was named Acquisition International’s Oil & Gas Sector CEO of the Year. He holds a bachelor’s and master’s degree in engineering science from Oxford University, England, and an M.B.A. from Harvard Business School. Mr. Page brings an intimate knowledge of Glori’s business and its industry to its board.

Mark Puckett served as a member of GETI’s board of directors from April 2011 until the Merger and has served on Glori’s board of directors since the Merger in April 2014. Mr. Puckett began his career at Chevron Corporation, a company engaging in petroleum, chemicals, mining, power generation, and energy operations worldwide, in 1973 and retired in May 2008. During his tenure at Chevron, Mr. Puckett held a variety of positions of increasing responsibility in Chevron’s upstream operations before ultimately retiring as the President of Chevron’s Energy Technology Company, where he was responsible for managing the company’s technology resources across all business segments. In addition, Mr. Puckett served on Chevron’s management committee from 1997 until his retirement and served on Chevron’s upstream and gas leadership team from 2001 until his retirement. Since his retirement, Mr. Puckett has been involved in private investments. He is a member of the Society of Petroleum Engineers and the Dean’s Advisory Council, College of Engineering at Texas A&M University. Mr. Puckett holds a bachelor’s degree in civil engineering from Texas A&M University. Mr. Puckett serves on the board of directors of Concho Resources Inc. Mr. Puckett brings extensive knowledge of the energy industry to Glori’s board of directors, including in the areas of primary, secondary and enhanced oil recovery.

Damon L. Rawie served on GETI’s board of directors from January 2012 until the Merger and has served on Glori’s board of directors since the Merger in April 2014. Mr. Rawie is a managing director with Advantage Capital Partners (“ACP”), an investment firm that specializes in providing capital to companies based in areas underserved by traditional capital providers. Founded in 1992, ACP is a multi-stage investor that has raised over $1.9 billion in capital and makes investments in companies representing a wide variety of industries. Based in Austin and a member of the ACP team since 1999, Mr. Rawie is an active multi-stage investor for the firm. His investment experience covers a variety of industries including energy technology, business services, software and new media. Mr. Rawie serves as a member of the board of directors for a number of ACP’s portfolio companies and is also a board member of the Texas Coalition for Capital, a non-profit statewide organization that supports various economic development initiatives including job creation and access to capital for emerging businesses. Prior to joining ACP, Mr. Rawie worked in investment banking and operational consulting. Mr. Rawie was a Manager at China International Capital Corporation (“CICC”), a Morgan Stanley/China Construction Bank joint venture investment bank in Beijing. Before working with CICC, Mr. Rawie was a management consultant at PricewaterhouseCoopers and an investment banking analyst at J.P. Morgan Securities. Mr. Rawie holds an M.B.A. from the University of Chicago Graduate School of Business and a bachelor’s degree from Wesleyan University. Mr. Rawie brings extensive investment experience to Glori’s board of directors.

Jonathan Schulhof served as a member of GETI’s board of directors from its inception in November 2005 until the Merger and was Chairman of GETI’s board of directors through January 1, 2012. Mr. Schulhof has served on Glori’s board of directors since the Merger in April 2014. Mr. Schulhof is a founder and managing partner of GTI Capital Group, a New York and India based firm formed in 2010 that specializes in private equity investments, as well as advisory services in the aerospace, healthcare, energy and media sectors. Mr. Schulhof maintains oversight over day to day operations of GTI Capital Group and has led the purchase and sale of several U.S. and Indian companies and has supervised the launch of several startup businesses. Prior to joining GTI Capital Group in 2010, Mr. Schulhof had been a managing partner of GTI Companies since 2002. Prior to joining GTI Companies, Mr. Schulhof was a Director of Business Development at Tellme Networks, Inc., where he developed company strategy and business plans, and executed strategic sales. Prior to joining Tellme Networks, Inc., Mr. Schulhof was a corporate associate at Schulte Roth & Zabel LLP, a law firm specializing in mergers and acquisitions, bankruptcy, securities, structured finance, and investment management services. Mr. Schulhof holds a B.A. from Dartmouth College and a J.D. from Stanford Law School, and is a member of the New York State Bar. Mr. Schulhof brings a wealth of knowledge in advising and managing early stage companies to Glori’s board of directors.

Kevin Guilbeau joined the board of Glori Energy in October 2015. Mr. Guilbeau has over 34 years of oil and gas exploration and production experience. Most recently he was President and Chief Executive Officer of Gulf Coast Energy Resources, which he founded in 2010 and led it from a private equity start-up through growth via acquisitions and exploration until it merged with Talos Energy in March 2015. Prior to founding Gulf Coast Energy Resources, Mr. Guilbeau was Executive Vice President and Chief Operating Officer for LLOG Exploration Company from 2006 until 2009, with responsibility for leading offshore E&P operations in the Gulf of Mexico and onshore operations along the Gulf Coast. Earlier in his career, he was Senior Vice President and General Manager of the Gulf of Mexico/Gulf Coast Business Unit for Dominion Exploration and Production, which during his 10-year tenure, he grew into a $4.7 billion business that was sold to ENI in 2007. Mr. Guilbeau began his career as a geologist at Shell Oil Company in 1981, where he held a variety of technical and leadership positions. Mr. Guilbeau holds a B.S. degree in Earth Sciences from the University of New Orleans and an M.S. degree in Geology from the University of New Mexico. Mr. Guilbeau brings extensive knowledge of, and company leadership in, the exploration and production business to Glori’s board of directors.

Executive Officers

The following table sets forth information regarding our executive officers as of March 1, 2016, except Mr. Page, whose biography is listed above.

Name	Age	Position
Stuart Page	53	President and Chief Executive Officer
Victor M. Perez	63	Chief Financial Officer
Dr. Michael Pavia	60	Chief Technology Officer
Thomas Holland	65	Senior Vice President, Acquisitions & Production
Kenneth Nimitz	47	Senior Vice President, Operations

Victor M. Perez has served as GETI’s Chief Financial Officer from August 2011 until the Merger and has served as Glori’s Chief Financial Officer since the Merger in April 2014. Prior to joining Glori, Mr. Perez was Chief Financial Officer of Allis-Chalmers Energy Inc., an oilfield services company, from August 2004 to July 2011. From July 2003 to July 2004, Mr. Perez was a private consultant engaged in corporate and international finance advisory. From February 1995 to June 2003, Mr. Perez was Vice President and Chief Financial Officer of Trico Marine Services, Inc., a marine transportation company serving the offshore energy industry. Mr. Perez was Vice President of Corporate Finance with Offshore Pipelines, Inc., an oilfield marine construction company, from October 1990 to January 1995. Mr. Perez also has 15 years of international and energy banking experience. Mr. Perez has an M.B.A. from University of Texas at Arlington and a bachelor’s degree in economics from Virginia Tech.

Dr. Michael Pavia has served as GETI’s Chief Technology Officer from May 2013 until the Merger and has served as Glori’s Chief Technology Officer since the Merger in April 2014. Prior to joining Glori, Dr. Pavia was Entrepreneur-in-Residence with the venture capital firm Oxford Bioscience Partners from 2002 to 2010. Before joining Oxford, Dr. Pavia was Chief Technology Officer at Millennium Pharmaceuticals, where his major focus was to improve the productivity of the drug discovery and development process through the appropriate use of new technologies. Dr. Pavia has over 20 years of experience in pharmaceutical research and discovery. He was formerly Vice President-Cambridge Research at Sphinx Pharmaceuticals, a division of Eli Lilly & Co., focusing on the development of combinatorial chemistry technologies. Prior to Sphinx, Dr. Pavia held senior scientific positions in the Department of Chemistry at the Parke-Davis Pharmaceutical Research Division of Warner-Lambert with a focus on drugs of the central nervous system. He serves on the board of Azevan Pharmaceuticals Inc. Dr. Pavia holds a bachelor’s degree in chemistry from Lehigh University and a doctorate in organic chemistry from the University of Pennsylvania.

Thomas Holland has served as GETI’s Senior Vice President of Acquisitions and Production from December 2013 until the Merger and served in those same roles for Glori after the Merger in April 2014. Prior to joining Glori, Mr. Holland was involved in two E&P startup companies following a 25-year career with ARCO (1975 to 2000). At ARCO, Mr. Holland held a number of responsible positions in the company’s land organization including U.S. Land Operations Manager. In 1990 he was named Vice President, Commercial for ARCO Permian, responsible for Land, Acquisitions & Divestitures, Crude Oil Marketing and Regulatory & Compliance for the Western U.S. He oversaw the divestiture of over $600 million of low-performing assets, and led or played a key role in the IPO of Vastar, early stage work on the successful acquisition of Union Texas Petroleum, and several company-level acquisition evaluations. He also led the acquisition of the company’s significant position in the Sprayberry/Wolfcamp play in the Permian Basin. After BP’s acquisition of ARCO in 2000, Mr. Holland, along with other members of the ARCO Permian management team, formed Westwin Energy, LLC, raising private equity capital to acquire and exploit oil in the Permian Basin. The team built the company to about 2,000 barrels of oil production per day before the company was sold in 2004. In 2005, he formed Petrus Exploration to focus on using 3D seismic to generate and sell prospects along the Gulf Coast of Texas and Louisiana. The company’s production was sold to an independent oil company in 2011. Mr. Holland holds a BBA (Petroleum Land Management) from the University of Oklahoma and completed the Seminar for Senior Executives in the Oil & Gas Industry from Southern Methodist University.

Kenneth E. Nimitz has served as GETI’s Senior Vice President of Operations from January 2012 until the Merger and served in this same role for Glori after the Merger in April 2014. Prior to joining Glori, Mr. Nimitz served as a Regional Vice President Americas at Neptune Marine Services Limited, a provider of engineered solutions to the oil and gas, marine and renewable energy industries that is traded on the Australian Securities Exchange, from May 2009 to January 2012. Prior to that, Mr. Nimitz spent 18 years with Schlumberger Limited, a supplier of technology, integrated project management and information solutions to the oil and gas industry, where he held various operational, engineering and management positions, including his most recent Schlumberger position as GeoMarket Operations Manager. Mr. Nimitz holds a bachelor’s of science degree in mechanical engineering from the Massachusetts Institute of Technology and a M.B.A. from Duke University’s Fuqua School of Business.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers and directors and beneficial owners of more than 10% of our common shares to file reports of ownership and changes in ownership with the SEC. These persons are required by SEC regulations to furnish us with copies of all Section 16(a) reports that they file. To our knowledge, based on our review of the copies of such reports and written representations that no other reports were required, we believe that all such filing requirements were complied with during the fiscal year ended December 31, 2015.

Governance Practices

Code of Ethics On the our website (glorienergy.com) in the corporate governance section of our investor relations page we maintain our code of ethics and business conduct, a policy governing related person transactions, insider trading policy and corporate governance guidelines.

Audit Committee The Board has designated a standing Audit Committee. The Audit Committee currently consists of Rocky Duckworth (Chairman), Eric Neuman, Mark Puckett, and Johnathan Schulhof, each of whom the Board has determined to be independent under the rules of the NASDAQ and Section 10A (“Audit Requirements”) of the Exchange Act. The Board has determined that each member of the Audit Committee is financially literate and Mr. Duckworth is an “audit committee financial expert,” within the meaning proscribed by the rules and regulations promulgated by the SEC. Mr. Duckworth is a retired partner with KPMG LLP, whose career at the firm spanned almost 40 years. In accordance with its charter, the Audit Committee examines and reviews, on behalf of the Board, internal financial controls, financial and accounting policies and practices, the form and content of financial reports and statements and the work of the external auditors. The Audit Committee is responsible for hiring, overseeing and terminating the independent registered public accounting firm and determining the compensation of such accountants. The audit committee has reviewed the financial statements with management and recommended to the board of directors that the audited financial statements be included in the Company's annual report on Form 10-K for the 2015 fiscal year. The Chief Financial Officer attends the meetings of the Audit Committee by invitation. The Audit Committee’s responsibilities are more fully described in its charter. Our management is responsible for preparing our financial statements, and the independent auditors are responsible for auditing those financial statements. The Audit Committee does not provide any expert or special assurance as to our financial statements or any professional certification as to the independent auditors’ work. A copy of the charter for the Audit Committee is available free of charge on our website at glorienergy.com in the corporate governance section of our investor relations page.

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth information regarding the compensation awarded to, earned by, or paid to the principal executive officer and the two other most highly compensated executive officers of the Company during the year ended December 31, 2015. These three officers are referred to as our “named executive officers.” As an emerging growth company (as such term is defined in the Jumpstart Our Business Startups Act) and a "smaller reporting company" we have opted to comply with the executive compensation disclosure rules in Item 402 of Regulation S-K applicable to “smaller reporting companies” (as such term is defined in Item 10(f) of Regulation S-K), which require compensation disclosure for our principal executive officer and the two most highly compensated executive officers other than our principal executive officer.

The compensation reported in the Summary Compensation Table below is not necessarily indicative of how we will compensate our named executive officers in the future. We will continue to review, evaluate and modify our compensation framework to maintain a competitive total compensation package. As such, and as a result of our becoming a publicly-traded company, the compensation program could vary from our historical practices.

Summary Compensation Table

As of December 31, 2015, the following table sets forth information regarding compensation earned during the last two fiscal years by the Named Executive Officers.

Name and Principal Position	Year	Salary ($)	Restricted Stock Awards (1)	Bonus	All Other Compensation (2)	Total
Stuart Page	2015	$360,000	$800,000	$—	$11,757	$1,171,757
Chief Executive Officer	2014	$374,259	$—	$120,000	$10,486	$504,745

Victor M. Perez	2015	$260,000	$260,000	—	$15,882	$535,882
Chief Financial Officer	2014	$254,063	$—	$75,000	$15,280	$344,343

Michael Pavia	2015	$246,167	$250,000	—	$20,014	$516,181
Chief Technology Officer	2014	$204,084	—	$65,000	$17,073	$284,021

(1) Amounts in this column represent the aggregate grant date fair value of the restricted stock awards on January 28, 2015 and were compensation for 2014 service; and option awards calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Stock Compensation, or FASB ASC Topic 718.  No stock awards were received by any named executive officer in 2014.  For additional information about the assumptions used in these calculations, see Note 15. Stock-Based Compensation to Glori Energy’s audited consolidated financial statements included in Glori Energy’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

(2) Represents medical, dental, life and disability insurance benefits, and 401k matching amounts.

Employment Agreements

During 2015, the Company was party to employment agreements with its named executive officers, Stuart Page, Victor M. Perez and Dr. Michael Pavia, each of which provide for various indemnity obligations by the Company. The Employment Agreements for Mr. Page and Mr. Perez are incorporated by reference on the Company's Form 8-K filed with the Securities and Exchange Commission as Exhibits 10.2 and 10.3 respectively, to the Company’s Current Report on Form 8-K/A dated May 2, 2014. Dr. Pavia's employment agreement is filed as an exhibit on this form 10-K.

Under their respective employment agreements, Messrs. Page, Perez and Dr. Pavia have an initial base salary set at $400,000, $260,000 and $250,000, respectively. The base salaries increased to $275,000 and $260,000 for Mr. Perez and Dr. Pavia, respectively. Effective July 1, 2015, these salaries were voluntarily and temporarily reduced to $320,000, $247,500 and $234,000, respectively. Each employment agreement also provides for periodic equity grants under the terms of our long-term incentive plan.

Under the employment agreements, Messrs. Page and Perez and Dr. Pavia may each participate in our annual bonus program, and their target bonus potential for an annual bonus period may not be less than 50%, 45% and 40% of their annual base salary, respectively. Mr. Page is eligible for equity grants ranging from zero to 200% of his annual base salary and Mr. Perez and Dr. Pavia are eligible for equity grants ranging from zero to 100% of their annual base salaries.

If we terminate Mr. Page’s employment without “cause” or he terminates his employment with us for “good reason”, he is entitled to payment of a cash severance amount equal to one year of his annual base salary, which is $400,000, paid ratably on regular payroll dates during the twelve months immediately following the termination, and an amount equal to the executive’s bonuses and other incentive compensation for past periods that have not yet been paid and are contingent on continued employment.

If we terminate the employment of Mr. Perez without “cause” or Mr. Perez terminates his employment with us for “good reason”, that executive is entitled to payment of a cash severance amount equal to six months of his annual base salary, which is $137,500, paid ratably on regular payroll dates during the six months immediately following the termination, and an amount equal to the executive’s bonuses and other incentive compensation for past periods that have not yet been paid and are contingent on continued employment.

If we terminate the employment of Dr. Pavia without “cause” or Dr. Pavia terminates his employment with us for “good reason”, that executive is entitled to payment of a cash severance amount equal to six months of his annual base salary, which is $130,000, paid ratably on regular payroll dates during the six months immediately following the termination, and an amount equal to the executive’s bonuses and other incentive compensation for past periods that have not yet been paid and are contingent on continued employment.

The termination provisions described below are identical in each of Messrs. Page and Perez’s and Dr. Pavia's employment agreements:

Under each agreement, if we terminate that executive’s employment without “cause” or the executive terminates his employment with us for “good reason”, he is entitled to (i) continued base salary payments as discussed above, and (ii) reimbursement for continued medical benefits for twelve months. If we terminate the executive’s employment for “cause” or if the executive terminates his employment with us without “good reason”, he will not be entitled to receive any payment from us other than the portion of his base salary that is earned but unpaid.

For this purpose, “cause” is defined as: (A) the executive’s plea of guilty or nolo contendere to, or conviction of a felony or a misdemeanor involving moral turpitude; (B) any act of fraud or dishonesty with respect to any aspect of the business of the Company, its subsidiaries or a parent company (collectively, the “Company Group”), including, but not limited to, falsification of any Company Group records; (C) any intentional and continued failure to perform his duties that is materially injurious to the Company Group, unless due to illness or disability or his good faith efforts to comply with applicable law; (D) intentional engagement in misconduct that is materially injurious to the Company Group (monetarily or otherwise); (E) breach of confidentiality, non-compete, or non-solicitation provisions described in his employment agreement; (F) commencement of employment with an unrelated employer without our consent; (G) material violation of any applicable written harassment and/or non-discrimination policies; (H) material violation of any applicable written Company Group policies of which the executive has been apprised that is materially injurious to the Company Group (monetarily or otherwise); (I) gross negligence in the performance of his duties that is materially injurious to the Company Group (monetarily or otherwise). Except in the case of a plea of guilty or nolo contendere to, or conviction of a felony or a misdemeanor involving moral turpitude, the executive shall not be deemed to have been terminated for cause unless the determination of whether cause exists is made by a resolution finding that, in the good faith opinion of our board of directors, the executive is guilty of conduct constituting cause and specifying the particulars thereof in detail. The resolution must be duly adopted by the affirmative vote of not less than two-thirds of the entire membership of our board of directors, excluding the executive, at a meeting of our board of directors called for the purpose of considering such termination. The executive must be given reasonable notice and an opportunity, together with his counsel, to be heard before our board of directors and, if reasonably possible, to cure the breach that is the alleged basis for cause.

For this purpose, “good reason” is defined as: (A) a material adverse reduction or diminution in the executive’s position, authority, duties or responsibilities, but not a change in reporting relationships; (B) a material reduction in his base salary; (C) any intentional material diminution of his annual bonus opportunities, periodic long-term incentive awards or benefits that he is eligible to earn (regardless of amounts actually earned or paid); (D) the relocation of our principal executive offices by more than 50 miles from where such offices are located as of April 14, 2014, or the executive being based at any office other than our principal executive offices, except for travel reasonably required in the performance of his duties and reasonably consistent with his travel prior to April 14, 2014; (E) our material breach of his employment agreement; or (F) the failure of any successor of ours to assume the executive’s employment agreement. The executive shall provide written notice of any such reduction, failure, change or breach upon which he intends to rely as the basis for a “good reason” resignation within 45 days of the occurrence of such reduction, failure, change or breach. We shall have 45 days following the receipt of such notice to remedy the condition constituting such reduction, change or breach and, if so remedied, any termination of the executive’s employment hereunder on the basis of the circumstances described in such notice shall not be considered a “good reason” resignation.

If Messrs. Page or Perez’s or Dr. Pavia's employment is terminated for any reason, the terminated executive is subject to: ongoing confidentiality and non-disclosure obligations; restrictive covenants of non-solicitation of employees for a period of two years from his termination date and non-solicitation of customers for a period of one year from his termination date; and restrictive covenants of non-competition for a period of one year from his termination date.

Potential Payments upon Termination or Change in Control

Our employment agreements with our named executive officers provide for certain payments to be made in connection with their termination of employment in certain circumstances. Upon a change in control, as defined in the employment agreement (subject to any restrictions in certain agreements noted in the employment agreements), 50% of executive’s then-unvested restricted shares of stock of Glori Energy will accelerate and vest in full and 50% of the executive’s then-unvested options for purchase of shares of stock of Glori Energy will accelerate, vest in full and become fully exercisable. The remainder of the executive’s (i) restricted shares of stock of Glori Energy, (ii) options for purchase of shares of stock of Glori Energy, and (iii) all replacement grants (which are incentive grants in an acquiring company with similar value and terms to the then-remaining unvested shares of restricted stock and unvested and options for purchase of shares of stock of Glori Energy), if applicable, will accelerate and immediately vest in full:

•
If the employment agreement of the executive is not assumed by the acquiring company, and executive’s employment is not continued by the acquiring company, and the then-remaining unvested shares of restricted stock and unvested and options for purchase of shares of stock of Glori Energy are not replaced with incentive grants with similar value and terms in the acquiring company (“Replacement Grants”), or

•	If Executive is terminated without Cause or resigns for Good Reason within 12 months of such Change in Control.

Director Compensation

Glori Energy compensates its directors who are both independent and are not affiliated with an entity that is a principal stockholder or who serve as committee chairs. Accordingly, in 2015 Glori Energy compensated only Messrs. Guilbeau, Clarke, Puckett, Kishore, Musselman, Gibbs, Neuman,and Duckworth. Each of these directors other than Mr. Guilbeau received the equivalent of $75,000 in the form of restricted stock awards with a vesting period of one year, which amounts were prorated based on the time the individual director joined the Company’s board of directors or served as a committee chair. In 2015, each Director who served in this capacity in 2014 also received an additional restricted stock award. For 2016, these directors will also receive quarterly fees for their service in the following amounts: Mr. Puckett will receive $11,250 per quarter, Mr. Kishore will receive $12,938 per quarter, Mr. Musselman will receive $11,250 per quarter pro rata through the date of his resignation, Mr. Duckworth will receive $14,625 per quarter, and Mr. Neuman will receive $11,250 per quarter. All directors are entitled to reimbursement for reasonable travel and other business expenses incurred in connection with attending meetings of the board of directors or committees of the board of directors. Mr. Guilbeau's Compensation as a director is discussed in footnote (1) below.

The following table sets forth the total cash and equity compensation paid to Glori Energy’s non-employee directors for their service on the Glori Energy board of directors and committees of the Glori Energy board of directors during fiscal 2015:

Director Compensation for the Year Ended December 31, 2015

Name	Fees earned or paid in cash	Stock awards		Option Awards	Total
Kevin Guilbeau (1)	$57,639	—		103,744	$161,383
John U. Clarke (2)	32,500	150,000	*	—	182,500
*Rocky Duckworth	61,750	125,000	*	—	186,750
Ganesh Kishore	54,622	150,000	*	—	204,622
*James Musselman (3)	47,500	112,500	*	—	160,000
Mark Puckett	57,416	150,000	*	—	207,416
Matthew Gibbs (3)	19,663	75,000		—	94,663
Eric Neuman	6,236	—		—	6,236

*
Includes the equivalent of $75,000 in the form of restricted stock for service during 2015 and the dollar amount of restricted stock granted in 2015, but that was meant to compensate the directors for their 2014 service.

(1)
Mr. Guilbeau did not serve as a director prior to his appointment on Glori Energy's board on October 8, 2015. Mr. Guilbeau's compensation presented here is for his service as a consultant and Executive Chairman of the Board of Directors of the Company. His annual compensation is $250,000, of which the pro rata amount paid in 2015 is presented. Mr. Guilbeau also received equity compensation during 2015 of 600,000 common share options, of which 100,000 are performance and market based and determined to have no value as of December 31, 2015.

(2)	As of June 29, 2015, Mr. Clarke is no longer a director.
(3)	As of March 7, 2016, Mr. Gibbs and Mr. Musselman are no longer directors.

EQUITY COMPENSATION PLAN INFORMATION

Glori Energy Inc. 2014 Long Term Incentive Plan

On December 5, 2014, our stockholders approved of the adoption of the Glori Energy Inc. 2014 Long Term Incentive Plan authorizing the issuance under the 2014 LTIP of up to 2,000,000 shares of our common stock. The board approved 2014 Long Term Incentive Plan (the "2014 LTIP") on August 13, 2014. The 2014 LTIP enhances the ability of Glori Energy and its subsidiaries to attract and retain officers, employees, directors and consultants of outstanding ability and to provide selected participants with an interest in Glori Energy parallel to that of our stockholders.

The 2014 LTIP is a broad-based incentive plan that provides for the granting of awards to our employees, our non-employee directors, and consultants in the future. The 2014 LTIP contains key features, including:

•	2,000,000 shares of our common stock reserved for issuance under the 2014 LTIP;

•	for any type of award granted under the 2014 LTIP, shares will be counted against the plan share limit as one share for every one share issued under the award; and

•
provisions relating to recoupment of compensation awarded to executives in the event we are required to prepare certain accounting restatements and pursuant to any of our policies established (now or in the future) in compliance with SEC rules regarding Section 954 of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

The 2014 LTIP is intended to enable us to provide a means to continue to attract able directors, employees, and consultants and to encourage successful administration and management by those individuals whose present and potential contributions are of importance through our common stock ownership, thereby strengthening their concern for our welfare. A further purpose of the 2014 LTIP is to provide such individuals with additional incentive and reward opportunities designed to enhance our profitable growth and thereby maximize stockholder value. Accordingly, the 2014 LTIP provides for the following types of grants (collectively referred to as “Awards”):

•
discretionary grants to our (or our affiliates, as defined in the 2014 LTIP) employees, consultants and directors of (a) stock options that do not constitute Incentive Stock Options (“Nonqualified Stock Options”), (b) stock appreciation rights (“Stock Appreciation Rights” or “SARs”), (c) shares of our common stock that are subject to restrictions on disposition and forfeiture to us under certain circumstances (“Restricted Stock Awards”), (d) restricted stock unit awards payable in cash or in shares of our common stock (“RSU Awards”), (e) shares of our common stock that may be earned based on the achievement of specified performance goals (“Performance Share Awards”), or (f) performance unit awards payable in cash or in shares of our common stock, or a combination thereof, that may be earned based upon the achievement of specified performance goals (“Performance Unit Awards”); and

•
discretionary grants to our employees or the employees of our subsidiaries of stock options that constitute incentive stock options as defined in Section 422 of the Internal Revenue Code of 1986, as amended (“Code”) (“Incentive Stock Options”).

As of December 31, 2015, there were a total of 2,000,000 shares authorized under the 2014 LTIP, of which 1,935,139 were outstanding including 963,933 unvested stock options, and 971,206 unvested shares of restricted stock.

2006 Stock Option and Grant Plan

The Glori Oil Limited Amended and Restated 2006 Stock Option and Grant Plan (“2006 Plan”) was adopted, and subsequently amended, in connection with the closing of the merger with Infinity. We amended the 2006 Plan such that there will be no new awards made thereunder. No awards have been issued under the 2006 Plan other than options to purchase our common stock and restricted stock.

Outstanding Equity Awards at 2015 Fiscal Year-End

The following table shows the number of shares of our common stock covered by stock options and restricted stock units held by our named executive officers as of December 31, 2015.

	As of December 31, 2015
	Option Awards*					Restricted Share Awards
Name	Grant Date		Number of Securities Underlying Options Exercisable*	Option Exercise Price	Option Expiration Date	Number of Shares That Have Not Vested	Market Value of Shares That Have Not Vested
Mr. Page	3/27/2007	(1)	99,944	$1.18	03/27/17	—	—
	10/15/2009	(2)	352,661	$0.226	10/15/19	—	—
	10/15/2010	(2)	229,273	$0.226	10/15/20	—	—
	12/26/2011	(3)	17,991	$1.16	12/26/21	—	—
	6/4/2013	(3)	113,256	$1.16	06/04/23	—	—
	12/16/2013	(3)	59,935	$1.16	12/16/23	—	—
	1/28/2015	(6)	—	$0	0	258,065	800,000

Mr. Perez	12/26/2011	(4)	137,931	$1.16	12/26/21	—	—
	12/26/2011	(3)	2,475	$1.16	12/26/21	—	—
	6/4/2013	(3)	48,261	$1.16	06/04/23	—	—
	12/16/2013	(3)	31,801	$1.16	12/16/23	—	—
	1/28/2015	(6)	—	—	—	83,871	260,000

Mr. Pavia	10/15/2009	(5)	62,167	$0.226	10/15/19	—	—
	9/1/2010	(5)	7,831	$0.226	09/01/20	—	—
	1/3/2012	(3)	4,647	$1.16	01/03/22	—	—
	6/4/2013	(3)	24,827	$1.16	06/04/23	—	—
	6/4/2013	(3)	8,714	$1.16	06/04/23	—	—
	6/4/2013	(3)	31,514	$1.16	06/04/23	—	—
	12/16/13	(3)	58,286	$1.16	12/16/23	—	—
	1/28/2015	(6)	—	—	—	80,645	250,000
*As a result of the Merger, consummated on April 14, 2014, the issued and outstanding stock options were assumed by us and substituted as stock options to purchase our common stock, at a conversion ratio of 2.9 pre merged entity stock options to 1 post merged entity stock option. The exercise price of these stock options also increased by the same factor of 2.9. The numbers and dollar figures shown in this table are as of December 31, 2015 but show converted amounts. As of December 31, 2015, all options were exercisable.
(1) The options vested 2,776 on the last day of each of the first 35 calendar months, and 2,784 on the last day of the 36th calendar month.
(2) These options vested over a three year period with 1/36th of the shares having vested on the last day of each of the 36 calendar months after the grant date.
(3) The options vested immediately upon grant.
(4) The options vested 25% on August 22, 2012, and the remainder vested ratably at month end for 36 months.
(5) 25% of the options vested one year from the grant date and the remainder vested ratably at month end for 36 months.
(6) These restricted shares vest 25% on the anniversary of the grant date and 25% each December 31 thereafter. The market value is based upon the value of the common shares at date of grant.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The table below sets forth securities issued and available under the Company's Equity compensation plans as of December 31, 2015.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (1)
	(a)	(b)	(c)
Equity compensation plans approved by security holders (2)	3,679,227	1.01	64,861
Equity compensation plans not approved by security holders	—	—	—
Total	3,679,227	1.01	64,861
(1) All shares remaining available for issuance are under the 2014 LTIP.
(2) Of the total securities issued under the plan, 844,592 of the number of securities to be issued upon exercise relate to unvested restricted share awards and the remaining 2,834,635 are unexercised options.

The following table and footnotes set forth information with respect to the beneficial ownership of our common stock along with the percentage of outstanding common stock that such ownership represents as of March 1, 2016 by:

•	each stockholder, or group of affiliated stockholders, who we know beneficially owns more than 5% of the outstanding shares of our common stock;

•	each of our named executive officers;

•	each of our directors as of March 1, 2016; and

•	all of our directors and executive officers as a group as of March 1, 2016.

Beneficial ownership of shares is determined under the rules of the SEC and generally includes any shares over which a person exercises sole or shared voting or investment power; either held in the beneficial owner’s name or jointly with others, or in the name of a bank, nominee or trustee for the beneficial owner’s account. Unless otherwise indicated and subject to applicable community property laws, to our knowledge, each stockholder named in the table possesses sole voting and investment power over the shares listed, except for those jointly owned with that person’s spouse, which are indicated by footnote. None of these shares are pledged as security for any debt or other obligation, other than those set forth in footnote 17 to the table. Each stockholder’s percentage ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, and is based on 31,861,357 shares of common stock outstanding as of March 1, 2016. Shares of common stock granted pursuant to restricted stock awards that may be voted and shares of common stock subject to options currently exercisable or exercisable within 60 days of March 1, 2016 are deemed to be outstanding for calculating the number and percentage of outstanding shares of the person holding such options, but are not deemed to be outstanding for calculating the percentage ownership of any other person. The following table sets forth information about stockholders whom we know to be the beneficial owners of more than 5% of our issued and outstanding common stock. This information is based solely on our review of the Schedules 13D and 13G currently on file with the SEC, where available, and on correspondence with the Company’s transfer agent where Schedules 13G and 13D were unavailable.

Name of Beneficial Owner:^	Amount and Nature of Beneficial Ownership (1)		Percent of Class Outstanding (1)

5% Stockholders:
Rawoz Technology Company Ltd.	4,186,475	(2)	13.1%
Oxford Bioscience Partners V L.P.	4,140,548	(3)	13.0%
Malaysian Life Sciences Capital Fund Ltd.	3,104,522	(4)	9.7%
GTI Glori Oil Fund I L.P.	2,737,355	(5)	8.6%
Steven T. Stull	2,381,568	(6)	7.5%
Entities associated with Advantage Capital Partners	2,381,568	(7)	7.5%
Infinity-CSCV Partners, Ltd.	1,988,767	(8)	6.2%

Named Executive Officers and Directors:
Stuart M. Page	1,229,584	(9)	3.6%
Mark Chess	71,875	(10)	*
Mark Puckett	104,148	(11)	*
Victor M. Perez	306,139	(12)	*
Dr. Michael Pavia	278,731	(13)	*
Kenneth E. Nimitz	223,827	(14)	*
Thomas Holland	176,020	(15)	*
Matthew Gibbs	4,202,531	(3)	13.1%
Dr. Ganesh Kishore	3,166,981	(4)	9.9%
Jonathan Schulhof	2,737,455	(5)	8.6%
Damon L. Rawie	2,381,568	(7)	7.4%
Rocky L. Duckworth	54,394	(16)	*
James C. Musselman	50,362	(16)	*
Eric Neuman	138,125	(17)	*
Kevin Guilbeau	11,857		*
All current directors and executive officers as a group (15 persons)	15,133,597		43.4%

*	Represents less than 1% of the shares of common stock outstanding.
^	Unless otherwise noted below, the address of each person listed on the table is c/o Glori Energy, Inc., 10350 Richmond Avenue, Suite 850, Houston, TX 77042.
(1)
Beneficial ownership of common stock has been determined for this purpose in accordance with Rule 13d-3 under the Exchange Act, under which a person is deemed to be the beneficial owner of securities if such person has or shares voting power or investment power with respect to such securities, has the right to acquire beneficial ownership within 60 days, or acquires such securities with the purpose or effect of changing or influencing the control of Glori Energy. The percentage beneficially owned was calculated based on 32,655,949 shares of Common Stock outstanding as of March 1, 2016, which includes 649,705 unvested restricted shares.

(2)
The business address of this stockholder is c/o Waleed Omer Abdul-Monem Al-Zawawi, Ocean Center, Montagu Foreshhore, East Bay Street, P.O. Box SS- 19084, Nassau, New Providence, The Bahamas. RAWOZ Technology Company Ltd. directly owns 4,186,475 shares of common stock. Mr. Zawawi is the sole director of RAWOZ with authority to vote and dispose of the shares of the Issuer, and thus may be deemed to have shared voting and investment power over the shares of the Issuer held directly by RAWOZ. The information regarding beneficial ownership is included in reliance on a Schedule 13G filed with the SEC on February 20, 2015.

(3)
The business address of this stockholder as reported on the Schedule 13G filed May 1, 2014 is Oxford Bioscience Partners, 535 Boylston Street, Suite 402, Boston, MA, 02116; however, the Company believes its current address is 86 Pinckney Street, Boston, MA 02114.  According to the report of the transfer agent as of March 1, 2016 and Mr. Gibbs' directors and officers questionnaire, 4,140,548 shares are beneficially owned by Oxford Bioscience Partners V L.P. (“Oxford”), mRNA Fund V L.P. (“mRNA”), OBP Management V L.P., Jonathan Fleming and Matthew Gibbs. Jonathan Fleming and Matthew Gibbs are general partners of OBP Management V L.P.  Oxford is the record owner of and holds sole voting and dispositive power over 4,049,256 of the referenced shares as of March 1, 2016. mRNA is the record owner of and holds sole voting and dispositive power over 91,292 of the referenced shares as of March 1, 2016.  As the sole general partner of Oxford and mRNA, OBP Management V L.P. may be deemed to own beneficially the 4,140,548 shares owned by Oxford and mRNA. Mr. Gibbs' beneficial ownership includes 61,983 shares of unvested restricted stock awarded on August 11, 2015.

(4)
The business address of this stockholder is 36-01, Level 36, Menara Dion, 27, Jalan Sultan Ismail, 50250 Kuala Lumpur, West Malaysia.  Malaysian Life Sciences Capital Fund Ltd. owns the shares.  Malaysian Life Sciences Capital Fund Management Company Ltd. is the Manager of Malaysian Life Sciences Capital Fund Ltd.  The following individuals comprise an Investment Committee of Malaysian Life Sciences Capital Fund Ltd.: Dr. Roger Wyse, Dr. Ganesh Kishore, En Amirul Fares Zahir, Rashidan Shah Abdul Rahim, Mr Aditya Puri and Ms Lim Su-san (alternate to Mr Aditya Puri). The members of the Investment Committee exercise shared voting and dispositive control over the shares held by Malaysian Life Sciences Capital Fund Ltd.  Dr. Kishore is also the Chief Executive Officer of Malaysian Life Sciences Capital Fund Ltd.  Dr. Kishore has also received 24,194 shares of restricted stock awarded on January 28, 2015 and 38,625 restricted shares award on April 14, 2015.

(5)
The business address of this stockholder is 150 East 58th Street, 24th Floor, New York, N.Y. 10155.  GTI Glori Oil Fund I L.P. owns 2,373,381 of the referenced shares.  GTI Ventures LLC, which owns 363,874 of the referenced shares, is the general partner of GTI Co-Investment L.P., which is the general partner of GTI Glori Oil Fund I L.P.  GTI Holdings LLC is owned by Jonathan Schulhof, who both exercise voting and investment control over the referenced shares, and GTI Holdings LLC is the managing member of GTI Ventures LLC.  Mr. Jonathan Schulhof owns 100 shares of common stock.

(6)
The address of this stockholder is 909 Poydras St., Ste. 2230, New Orleans, LA 70130. The information regarding beneficial ownership is included in reliance on a Schedule 13G filed with the SEC on April 21, 2014. Steven T. Stull beneficially owns 2,381,568 shares of common stock. All 2,381,568 shares are owned directly by one limited liability company and two limited partnerships, each of which acts through its general partner. Steven T. Stull is the majority owner of each such general partner and controls a majority of the voting interest in the sole member of the limited liability company. None of these entities individually own more than 5% of the class of securities reported on this Schedule 13G. Mr. Stull’s relationship to the entities associated with Advantage Capital Partners is explained in footnote 7 below. The table above states that Mr. Stull is the beneficial owner of 2,381,568 shares based on information from our transfer agent's records and records of Advantage Capital Partners.

(7)
The business address of the entities listed below is 5000 Plaza on the Lake, Suite 195, Austin, Texas 78476. Pursuant to the Merger, 1,238,074 shares were distributed to Texas ACP Venture Partners I, LLC, of which Advantage Capital Texas Ventures GP I, LLC is the managing member (“Advantage Texas Ventures”). 353,404 were distributed to Texas ACP I, LP, of which ADVTG GP I, LLC is general partner. 790,090 shares were distributed to Texas ACP II, LP, of which ADVTG GP II, LLC is general partner. Mr. Steven T. Stull and Mr. Damon L. Rawie own a majority of the voting equity interests in Advantage Texas Ventures and each general partner listed above, have voting and dispositive authority over the shares held indirectly by these entities, and therefore beneficially own such shares.

(8)
The business address of this shareholder is 3 Azrieli Center (Triangle Tower), 42nd Floor, Tel Aviv, Israel, 67023. Infinity-CSVC Partners, Ltd. is the general partner of Infinity I-China Fund (Cayman) L.P., which holds 919,173 shares of common stock, Infinity I-China Fund (Israel), L.P., which holds 474,051 shares of our common stock, Infinity I-China Fund (Israel 2), L.P., which holds 407,304 shares of our common stock, and Infinity I-China Fund (Israel 3), L.P., which holds 188,239 shares of our common stock. None of these funds individually holds 5% of our common stock. The Board of Managers of Infinity-CSVC Partners, Ltd. makes investment decisions on behalf of the limited partners of the Infinity Funds. No limited partner holds an interest in the Infinity Funds that could be deemed a 5% owner of the Company. Additionally, Infinity-CSVC Partners,Ltd. holds voting and dispositive power over the ordinary shares owned by the Infinity Funds. The board of managers is comprised of five individuals, including Amir Gal-Or, Avishai Silvershatz, Avi Fischer, Lin Xianghong and Fei Jianjiang. As a result, we have determined no single member of this board holds voting and dispositive power over our shares.

(9)	Includes 100 shares held by Mr. Page’s spouse, 873,060 shares which may be acquired within 60 days pursuant to the exercise of stock options and 193,549 unvested restricted shares.
(10)	Mr. Chess’ business address is located at c/o Infinity-C.S.V.C. Management Ltd., 3 Azrieli Center (Triangle Tower), 42nd Floor, Tel Aviv, Israel, 67023.
(11)	Includes 39,965 shares which may be acquired within 60 days pursuant to the exercise of stock options and 38,265 unvested restricted shares.
(12)	Includes 220,468 shares which may be acquired within 60 days pursuant to the exercise of stock options and 62,903 unvested restricted shares.
(13)	Includes 197,986 which may be acquired within 60 days pursuant to the exercise of stock options and 60,484 unvested restricted shares.
(14)	Includes100 shares held by Mr. Nimitz’s spouse and 134,504 shares which may be acquired within 60 days pursuant to the exercise of stock options and 57,242 unvested restricted shares.
(15)	Includes100 shares held by Mr. Holland’s spouse, 95,175 shares which may be acquired within 60 days pursuant to the exercise of stock options and 60,484 unvested restricted shares.
(16)	Includes 38,265 of unvested restricted shares.
(17)	Mr. Neuman shares voting power over these shares with his wife and has pledged 56,875 shares as security with respect to a margin account with Raymond James.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Prior to the closing of the Merger, certain of Infinity’s directors and officers had financial or other interests in the Merger that were different from, or in addition to, the interests of its shareholders, including:

•
If the proposed Merger was not completed by the April 25, 2014 (the “Merger Deadline”), Infinity would have been required to liquidate. In such event, the 1,437,500 Founder Shares (meaning those shares of Infinity held by Infinity I-China Fund (Cayman), L.P., Infinity I-China Fund (Israel), L.P., Infinity I-China Fund (Israel 2), L.P. and Infinity I-China Fund (Israel 3), L.P., (collectively the “Infinity Funds”) and HH Energy Group, LP (collectively, with the Infinity Funds, the “Sponsors”), and the Infinity shares held by Infinity’s officers and directors that were issued prior to the initial public offering of Infinity) and the 4,381,818 Infinity warrants collectively owned by the Infinity Funds would have expired worthless. The warrants were warrants to purchase an aggregate of 4,381,818 Infinity shares, each exercisable for one Infinity share at $7.00 per share, issued to the Sponsors (or their permitted transferees) in private placements that occurred simultaneous with the consummation of Infinity’s initial public offering, and warrants of Glori Acquisition Corp. after the Merger (collectively, the “Sponsors Warrants”). Such Founder Shares had an aggregate market value of $11.5 million based on the closing price of the Ordinary Shares of $8.00 on Nasdaq as of April 7, 2014. Such Sponsors Warrants had an aggregate market value of approximately $3.2 million based on the closing price of the Infinity warrants of $0.72 on Nasdaq as of April 7, 2014. The Sponsors, officers and directors who were initially issued the Founder Share and their permitted transferees (the “Initial Shareholders”) purchased the 1,437,500 Founder Shares for an aggregate purchase price of $25,000, or approximately $0.022 per share, and the 4,381,818 Sponsors Warrants for an aggregate purchase price of approximately $2.2 million, or $0.50 per Sponsors Warrant.

•
Unless Infinity consummated the Merger, its officers, directors and Sponsors would not have received reimbursement for any out-of-pocket expenses incurred by them. As of the date of the Prospectus associated with the Registration Statement on Form S-4 dated April 9, 2014 (the “Final Prospectus”), Infinity’s officers, directors and Sponsors were entitled to $75,000 in reimbursable expenses. As a result, the financial interest of Infinity’s officers, directors and Sponsors or their affiliates could have influenced its officers’ and directors’ motivation in pursuing GETI as a target and therefore there may have been a conflict of interest when the directors and officers determined that the Merger was in Infinity shareholders’ best interests.

•
As of the date of the Final Prospectus, the Sponsors had made loans to Infinity in the aggregate amount of $500,000. In the event of liquidation, Infinity would not have been able to repay the loans to its Sponsors.

•
Infinity’s Sponsors had agreed that, if Infinity liquidated prior to the consummation of a business combination, they would be liable to ensure that the proceeds in Infinity’s trust account were not reduced below $8.00 per share by the claims of target businesses or claims of vendors or other entities that are owed money by Infinity for services rendered or contracted for or products sold to it, subject to certain limitations.

•	Upon the completion of the Merger with GETI, Mark Chess and Thomas O. Hicks, affiliates of Infinity, were entitled to serve as directors of the Company.

•
Upon the completion of the Merger, Infinity’s officers, directors or consultants were entitled to receive up to an aggregate of $400,000 as determined by Infinity’s board of directors. In the event of liquidation, Infinity’s officers and directors would not have received any such fees.

•
The exercise of Infinity’s directors’ and officers’ discretion in agreeing to changes or waivers in the terms of the transaction may have resulted in a conflict of interest when determining whether such changes or waivers were appropriate and in the best interests of Infinity’s shareholders.

Infinity’s officers and directors had further agreed, pursuant to a written agreement with Infinity, that until the earliest of Infinity’s initial business combination, liquidation or such time as such officer or director ceased to be an officer or director, to present to Infinity for consideration, prior to presentation to any other entity, any business opportunity, where the total consideration to be paid (either in ordinary shares, cash or otherwise) was expected to be at least $32,000,000 or more, subject to any pre-existing fiduciary or contractual obligations such officer or director might have.

As referenced above, in connection with the closing of the Merger, Infinity borrowed, pursuant to certain non-interest bearing unsecured convertible promissory notes (the “Sponsor Notes”), an aggregate of $500,000 from Infinity C.S.V.C. Management Ltd. and HH Energy Group, LP (collectively, the “Note Sponsors”). On April 11, 2014, each of the Note Sponsors executed and delivered a Notice of Exercise of Optional Conversion to Infinity, pursuant to which, in accordance with the terms of the Sponsor Notes, each Note Sponsor exercised its right to convert the principal balance of its Sponsor Note into 500,000 warrants of Infinity (the “New Warrants”). On June 12, 2014, Glori Energy, as successor to Infinity, issued New Warrants to purchase an aggregate of 1,000,000 shares of our common stock to the Note Sponsors and their affiliates in exchange for the Sponsor Notes. On June 12, 2014, pursuant to the terms of the Warrant Agreement governing the terms of the New Warrants, we exercised our mandatory right to convert the New Warrants into shares of our common stock (such issued shares of common stock, the “Warrant Shares”). We received no additional proceeds from the issuance of the New Warrants and the Warrant Shares.

On January 7, 2014, Infinity and its wholly-owned subsidiary, Glori Acquisition Corp., entered into a share purchase agreement with the Sponsors and other investors (the “PIPE Purchase Agreement”) pursuant to which the Sponsors and the other investors collectively (i) agreed to purchase the number of shares of Infinity common stock necessary to ensure that Infinity met the $25.0 million minimum balance requirement of the Merger and (ii) were granted an option to purchase an additional $8.0 million of shares of common stock (above and beyond the Minimum Commitment) to increase their total investment to a maximum of $25.0 million, with such additional investment to be used to provide additional working capital to Glori Acquisition Corp. The purchase price for the shares to be issued pursuant to the PIPE Purchase Agreement was $8.00 per share. There were two closings under the PIPE Purchase Agreement, one of which occurred simultaneously with the closing of the Merger for 1,062,500 shares of common stock and a subsequent closing on approximately May 1, 2014, for 909,982 shares of common stock.

The Board of Directors has adopted a policy requiring that all transactions between the Company and its officers, directors, principal stockholders and their affiliates be on terms that are fair to the Company and its subsidiaries and that any such transactions be approved by Audit Committee.  The Company’s Audit Committee is responsible for the review and assessment of all related party transactions. Other than those transactions disclosed above, the Audit Committee has determined that no related party transactions existed during fiscal years 2014 and 2015.

Director Independence

Our board of directors has determined that each of its current members, and all persons who served as directors during any part of the 2015 fiscal year, except Mr. Guilbeau and Mr. Page, is an “independent director” for purposes of the Nasdaq Listing Rules and the SEC’s rules and regulations promulgated under the Exchange Act as the term relates to membership on the board of directors. The table in Item 10 stating which directors are independent is incorporated here by reference.

The definition of independence under the Nasdaq Listing Rules includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his or her family members, has engaged in various types of business dealings with us. In addition, as further required by the Nasdaq Listing Rules, our board has made a subjective determination as to each independent director that no material relationships exist that, in the opinion of our board, would interfere with his exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, our board reviewed and discussed information provided by the directors in questionnaires with questions tailored to the Nasdaq Listing Rules with regard to each director’s business and personal activities as they may relate to us and our management.

Our bylaws permit stockholders to nominate directors for consideration at an annual meeting. The nominating and governance committee will consider director candidates validly recommended by stockholders. The date and process for nominations from shareholders is set forth in our by-laws. It is currently anticipated that the annual meeting will be held more than 60 days after the date of last year's meeting. Accordingly, the date for shareholder nominations will be announced at a later time with the announcement of the date of the annual meeting. According to our by-laws, the stockholder's nominations must be received not later than the close of business on the 10th day following the day on which the public announcement of the date of the meeting is made by the Company.

Item 14. Principal Accounting Fees and Services

Audit Fees

The Audit Committee has appointed Grant Thornton LLP as Glori Energy’s independent registered public accounting firm for the fiscal year ending December 31, 2015.  Grant Thornton LLP served as Glori Energy’s independent registered public accounting firm for the audit of the Company’s financial statements for the fiscal years ended December 31, 2015, and December 31, 2014, and reviews of the Company’s financial statements included in its Quarterly Reports on Form 10-Q for those fiscal years. Information about their fees and services in those fiscal years is provided below.

The following table shows the fees paid or accrued by Glori Energy for the audit and other services provided by Grant Thornton LLP for fiscal year 2015 and 2014.

	2014	2015
Audit Fees	$530,747	$267,935
Audit-Related Fees	64,198	—
Tax Fees	55,076	13,382
All Other Fees	—	—
Total	$650,021	$281,317

As defined by the SEC, (i) “audit fees” are fees for professional services rendered by the Company’s principal accountant for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Forms 10-K and 10-Q, or for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years; (ii) “audit-related fees” are fees for assurance and related services by the Company’s principal accountant that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “audit fees;” (iii) “tax fees” are fees for professional services rendered by the Company’s principal accountant for tax compliance, tax advice, and tax planning; and (iv) ”all other fees” are fees for products and services provided by the Company’s principal accountant, other than the services reported under “audit fees,” “audit-related fees,” and “tax fees.”

Audit Committee Pre-Approval Policies and Procedures
The Audit Committee's policy is to pre-approve, and in 2015 it did pre-approve, all audit and non-audit related services provided by our independent registered public accounting firm prior to its engagement with respect to such services . In addition to separately approved services, the Audit Committee’s pre-approval policy provides for pre-approval of certain audit and non-audit services provided by our independent registered public accounting firm.

PART IV

Item 15. Exhibits and Financial Statement Schedules
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

GLORI ENERGY INC.

By:	/s/ Stuart Page
Stuart Page, President, Chief Executive Officer, and Director

By:	/s/ Victor M. Perez
Victor M. Perez, Chief Financial Officer and Principal Financial Officer

By:	/s/ Ryan H. McHugh
Ryan H. McHugh, Controller and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on our behalf on March 23, 2016 by the following Directors:

/s/ Kevin Guilbeau	/s/ Mark Chess	/s/ Rocky Duckworth
Kevin Guilbeau	Mark Chess	Rocky Duckworth

/s/ Eric C. Neuman	/s/ Ganesh Kishore	/s/ Mark B. Puckett
Eric C. Neuman	Ganesh Kishore	Mark B. Puckett

/s/ Damon L. Rawie	/s/ Jonathan Schulhof
Damon L. Rawie	Jonathan Schulhof

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Glori Energy Inc.

We have audited the accompanying consolidated balance sheets of Glori Energy Inc. (a Delaware corporation) and Subsidiaries (the “Company”) as of December 31, 2014 and 2015, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Glori Energy Inc. and Subsidiaries as of December 31, 2014 and 2015, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP
Houston, Texas

March 23, 2016

GLORI ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	As of December 31,
	2014	2015

ASSETS

Current assets:
Cash and cash equivalents	$29,751	$8,380
Accounts receivable	1,371	1,456
Commodity derivatives	2,905	3,411
Prepaid expenses and other current assets	244	314
Total current assets	34,271	13,561

Property and equipment:
Proved oil and gas properties - successful efforts	45,694	48,454
Other property and equipment	5,941	6,439
	51,635	54,893

Less: accumulated depreciation, depletion and amortization	(22,822)	(47,578)
Total property and equipment, net	28,813	7,315

Commodity derivatives	2,891	—
Deferred loan costs	490	227
Deferred tax asset	970	1,161
Total assets	$67,435	$22,264

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,251	$1,430
Deferred revenues	653	—
Accrued expenses	1,792	1,180
Current portion of long-term debt	2,380	480
Current deferred tax liability	970	1,161
Total current liabilities	8,046	4,251

Long-term liabilities:
Long-term debt, less current portion	16,845	10,045
Asset retirement obligation, less current portion	1,329	1,457
Total long-term liabilities	18,174	11,502
Total liabilities	26,220	15,753

Commitments and contingencies (see NOTE 14)

Stockholders' equity:
Preferred stock, $.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding as of December 31, 2014 and 2015	—	—
Common stock, $.0001 par value, 100,000,000 shares authorized, 31,499,303 and 31,861,357 shares issued and outstanding as of December 31, 2014 and 2015, respectively	3	3
Additional paid-in capital	105,383	106,934
Accumulated deficit	(64,171)	(100,426)
Total stockholders' equity	41,215	6,511
Total liabilities and stockholders' equity	$67,435	$22,264

The accompanying notes are an integral part of these consolidated financial statements.

GLORI ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year ended December 31,
	2014	2015
Revenues:
Oil and gas revenues	$11,724	7,397
Service revenues	4,135	1,605
Total revenues	15,859	9,002

Operating expenses:
Oil and gas operations	10,777	9,974
Service operations	3,528	1,771
Science and technology	1,868	1,940
Selling, general and administrative	5,920	5,884
Impairment of oil and gas properties	13,160	22,600
Depreciation, depletion and amortization	4,624	5,507
Total operating expenses	39,877	47,676

Loss from operations	(24,018)	(38,674)

Other income (expense):
Interest expense	(3,023)	(2,169)
Gain on change in fair value of warrants	2,454	—
Gain on commodity derivatives	6,023	3,961
Other income	17	445
Total other income, net	5,471	2,237

Net loss before taxes on income	(18,547)	(36,437)

Income tax expense (benefit)	209	(182)

Net loss	$(18,756)	$(36,255)

Net loss per common share, basic and diluted	$(0.65)	$(1.14)

Weighted average common shares outstanding, basic and diluted	28,855	31,769

The accompanying notes are an integral part of these consolidated financial statements.

GLORI ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Stockholders' equity

			Additional		Total
	Common stock		paid-in	Accumulated	stockholders'
	Shares	Par value	capital	deficit	equity

Balances as of January 1, 2014, as converted	22,450,688	$2	$61,609	$(45,415)	$16,196
Stock based compensation	—	—	296	—	296
Issuance, repurchase and cancellation of common shares	—	—	(30)	—	(30)
Change in fair value of warrant liability	—	—	(2,454)	—	(2,454)
Share issuance, as converted (formerly C-2 preferred shares and warrants, see Note 4)	1,133,869	—	5,049	—	5,049
Recapitalization due to merger (see Note 4)	6,658,449	1	34,725	—	34,726
Debt conversion to common stock	250,000	—	2,000	—	2,000
Warrants exchanged for common shares	583,010	—	—	—	—
Warrants exercised	423,287	—	4,188	—	4,188
Net loss	—	—	—	(18,756)	(18,756)
Balance at December 31, 2014	31,499,303	$3	$105,383	$(64,171)	$41,215
Stock based compensation	150,808	—	1,412	—	1,412
Stock option exercises	211,246	—	139	—	139
Net loss	—	—	—	(36,255)	(36,255)
Balances as of December 31, 2015	31,861,357	3	106,934	(100,426)	6,511

The accompanying notes are an integral part of these consolidated financial statements.

GLORI ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended December 31,
	2014	2015

Net loss	$(18,756)	$(36,255)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization of property and equipment	4,624	5,507
Exploration expenses	—	102
Stock-based compensation	296	1,412
Bad debt expense	—	56
Amortization of deferred loan costs and other	439	326
Accretion of end-of-term charge	96	40
Unrealized gain on change in fair value of commodity derivatives	(5,796)	(340)
Gain on change in fair value of warrant liabilities	(2,454)	—
Accretion of discount on long-term debt	67	28
Loss on disposal of property and equipment	—	75
Gain on the sale of Etzold	—	(422)
Settlement of asset retirement obligations	—	(44)
Impairment of oil and gas property	13,160	22,600
Changes in operating assets and liabilities:
Accounts receivable	(1,087)	(141)
Prepaid expenses and other current assets	(149)	(70)
Accounts payable	1,339	(1,126)
Deferred revenues	(1,100)	(653)
Accrued expenses	1,135	(806)
Net cash used in operating activities	(8,186)	(9,711)

Cash flows from investing activities:
Purchase of proved oil and gas property	(41,353)	(5,220)
Purchase of other property and equipment	(1,009)	(588)
Proceeds from the sale of long-term commodity derivatives	—	2,725
Proceeds from the sale of Etzold	—	75
Net cash used in investing activities	(42,362)	(3,008)

Cash flows from financing activities:
Proceeds from issuance of common stock, preferred stock and preferred warrants	5,019	—
Proceeds from issuance of long-term debt	24,035	52
Proceeds from exercise of warrants and stock options	4,188	139
Proceeds from merger with Infinity Corp. including private placement of common stock	38,441	—
Payments on long-term debt	(8,147)	(8,780)
Payments for deferred offering costs	(3,337)	(63)
Payments for deferred loan costs	(767)	—
Net cash provided by (used in) financing activities	59,432	(8,652)

Net increase (decrease) in cash and cash equivalents	8,884	(21,371)

Cash and cash equivalents, beginning of period	20,867	29,751

Cash and cash equivalents, end of period	$29,751	$8,380

Non-cash financing and investing activities:
Asset retirement obligation assumed	883	517

Supplemental cash flow information:
Interest paid	$2,990	$2,240

The accompanying notes are an integral part of these consolidated financial statements.

GLORI ENERGY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION

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

In March 2014, GETI incorporated Glori Energy Production Inc. ("GEP"), a wholly-owned subsidiary of Glori Holdings Inc., to purchase the Coke Field Assets (see NOTE 5) and incur the associated acquisition debt.

The dissolution of Glori Oil S.R.L and Glori Oil (Argentina) Limited were effective on August 24, 2015. During the year ended December 31, 2014 and 2015 there were no revenues and no assets associated with Glori Oil S.R.L and Glori Oil (Argentina) Limited.

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

The Company derived service revenues from fifteen customers during 2014, and four customers during 2015. The following is a reconciliation of the customers that exceeded 10% of total service revenues in each of those periods:

	Percentage of service revenues Year ended December 31,
Customer	2014	2015
A	36%	—
B	17%	20%
C	10%	65%
D	10%	—

Management does not believe that these customers constitute a significant credit risk.

The Company had outstanding receivables related to service revenues from four customers as of December 31, 2014 and one customer as of December 31, 2015. The following is a reconciliation of the customers that exceeded 10% of total accounts receivable from service revenues as of each of these dates:

	Percentage of outstanding accounts receivable from service revenues December 31,
Customer	2014	2015
C	—	100%
D	19%	—
E	54%	—
F	27%	—

Oil and natural gas sales are made on a monthly basis or under short-term contracts at the current area market price. The Company would not expect that the loss of any purchaser would have a material adverse effect upon its operations. Additionally, management does not believe any of our purchasers constitute a significant credit risk. For the year ended December 31, 2014 there were two purchasers that accounted for 57% and 39% of total oil revenue. For the year ended December 31, 2015 there was one purchaser that accounted for 93% of the total oil revenue. The Company sells its natural gas to a different purchaser than that of its oil sales. Natural gas sales did not exceeded 10% of total oil and gas revenues for the years ended year ended December 31, 2014 and 2015. As of December 31, 2014 and 2015, the Company had a $900,000 and $436,000 receivable, respectively, for December oil sales from a single oil purchaser.

The Company also engages in NYMEX swaps with a third party company (see NOTE 9).

Accounts Receivable

Accounts receivable consists of amounts due in the ordinary course of business, from companies engaged in the exploration of oil and gas and from third party purchasers of the Company's oil and natural gas production. The Company performs ongoing credit evaluation of its customers and generally does not require collateral. Allowances are maintained for potential credit issues as they arise through management’s analysis of factors such as amount of time outstanding, customer payment history and customer financial condition. The Company has incurred inconsequential credit losses since inception. As of December 31, 2014 and December 31, 2015 the Company had no allowance for doubtful accounts.

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

Impairment of Long-Lived Assets

The Company reviews the recoverability of its long-lived assets, such as property, equipment and oil and gas properties, periodically and when events or changes in circumstances occur that indicate the carrying value of the asset or asset group may not be recoverable. The initial assessment of possible impairment is based on the Company’s ability to recover the carrying value of the asset or asset group from the expected future pre-tax cash flows (undiscounted) of the related operations. Individual assets are grouped for impairment purposes at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets, generally on a field-by-field basis for oil and gas properties. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value.

The Company impaired its proved-oil and gas properties for the fiscal years ended December 31, 2014 and 2015. To determine the remaining value of the net assets, the Company typically uses a discounted future cash flow approach based on the proved and probable reserves at estimated future commodities prices less regional discounts to calculate the value of the reserves at fiscal year-end. At December 31, 2015 there was no economic value assigned to any proved undeveloped reserves. The Company believes this estimate to approximate fair value. The impairments in 2014 and 2015 were a result of a sharp decline in oil prices. The reduction in asset value of proved oil and gas properties of $13,160,000 and $22,600,000 represents the impairment amounts incurred in 2014 and 2015, respectively, which are shown as impairment of oil and gas properties on the consolidated statement of operations.

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

Financial Instruments

Financial instruments consist of cash and cash equivalents, accounts receivable, accounts payables, long-term debt, derivatives, and warrants. The carrying values of cash and cash equivalents and accounts receivable and payables approximate fair value due to their short-term nature. Derivatives are recorded at fair value (see NOTE 8 and NOTE 9).

Net Loss Per Share

Basic net loss per share is computed using the weighted-average number of shares of common stock outstanding during the period. In periods that have income, basic net earnings per common share is computed under the two-class method per guidance in Accounting Standards Codification (ASC) 260, Earnings per Share. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. Under the two-class method, basic earnings per common share is computed by dividing net earnings attributable to common shares after allocation of earnings to participating securities by the weighted-average number of common shares outstanding during the year. However, in periods of net loss, participating securities other than common stock are not included in the calculation of basic loss per share because there is no contractual obligation for owners of these securities to share in the Company’s losses, and the effect of their inclusion would be anti-dilutive. Diluted earnings (loss) per common share is computed using the two-class method or the if-converted method, whichever is more dilutive (see NOTE 11).

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
As of December 31, 2014 and 2015, the Company had deferred revenues of approximately $653,000 and $0 respectively, pursuant to contracts requiring substantial future performance.

Science and Technology

The Company expenses all science and technology costs as incurred. The science and technology work performed predominantly relates to the Analysis Phase and the expenses are primarily made up of employee compensation, lab supplies and materials, legal fees and corporate overhead allocations.

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

The Company’s tax years 2006 through 2015 remain open and subject to examination by the Internal Revenue Service (“IRS”) and are open for examination until the expiration of statute of limitations under the IRS Code.

Stock-Based Compensation

The Company has issued stock options, restricted shares, performance based options and market based options. The Company records share-based payment expense associated with option awards in accordance with ASC 718, Compensation - Stock Compensation. Accordingly, the Company selected the Black-Scholes option-pricing model as the most appropriate method to value option awards and recognizes compensation cost, as determined on the grant date, on a straight-line basis over the option awards’ vesting period. Stock-based compensation cost for restricted shares is estimated at the grant date based on the awards' fair value, which is equal to the prior day's closing stock price. Such fair value is recognized as expense over the requisite service period.

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

Recent Accounting Pronouncements

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

The core principle of the new guidance is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The standard creates a five-step model that requires companies to exercise judgment when considering the terms of a contract and all relevant facts and circumstances. The standard allows for several transition methods: (a) a full retrospective adoption in which the standard is applied to all of the periods presented, or (b) a modified retrospective adoption in which the standard is applied only to the most current period presented in the financial statements, including additional disclosures of the standard’s application impact to individual financial statement line items.This standard is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. We are currently evaluating this standard and the impact it will have on our future revenue recognition policies.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15: Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (ASU 2014-15). ASU 2014-15 asserts that management should evaluate whether there are relevant condition or events that are known and reasonably knowable that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued or are available to be issued when applicable. If conditions or events at the date the financial statements are issued raise substantial doubt about an entity’s ability to continue as a going concern, disclosures are required which will enable users of the financial statements to understand the conditions or events as well as management’s evaluation and plan. ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter; early application is permitted. We are currently evaluating this standard and the impact it will have on our consolidated financial statements.

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

In November 2015, the FASB issued Accounting Standards Update No. 2015-17: Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (ASU 2015-17). ASU 2015-17 is part of an initiative to reduce complexity in accounting standards. Current GAAP requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. However, this classification does not generally align with the time period in which the recognized deferred tax amounts are expected to be recovered or settled. To simplify the presentation of the deferred income taxes, ASU 2015-17 requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The current requirement that deferred tax liabilities and assets of an entity be offset and presented as a single amount is not affected by the amendments of ASU 2015-17. For public entities, ASU 2015-17 is effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years; early application is permitted. The provisions of this accounting update are not anticipated to have a material impact on the Company’s financial position or results of operations.

Reclassifications

Certain 2014 amounts related to inventory and prepaid expenses and other current assets have been reclassified for comparative purposes.

NOTE 3 - RISKS AND UNCERTAINTIES

As a small company with an emerging technology the Company has generated negative cash flows since inception. The Company continues to generate negative cash flows and the downturn in the oil market has adversely affected its results from operations and cash flows. Cash has decreased from $29.8 million at December 31, 2014 to $8.4 million at December 31, 2015 due to the net cash used in operating activities of $9.7 million, the repayment of debt of $8.8 million net, and capital expenditures of $3.0 million, net of the proceeds from the sale of the long-term derivatives of $2.7 million. As of December 31, 2015 the Company has working capital of $9.3 million. Based on its cash balance and forecasted cash flows from operating activities, the Company expects to be able to fund planned capital expenditures, meet debt service requirements, and fund other commitments and obligations for 2016.
As of March 21, 2015, the Company does not have lines of credit available to it. As a result of the negative cash flows and the decrease in oil prices, the Company will likely need to raise capital over the next twelve months to fund its operations and to repay or refinance its term note of $10.5 million which matures March of 2017. The Company may have difficulty obtaining such additional financing as a result of the decrease in oil prices, its negative cash flows from operations and the significant decrease in its share price. Failure to obtain additional financing would have a material adverse effect on the Company’s business operations and financial condition.
On October 23, 2015, the Company received a deficiency letter (the “Notice Letter”) from The NASDAQ Stock Market LLC (“NASDAQ”) indicating that the Company’s common stock for the last 30 consecutive business days had closed below the minimum $1.00 per share requirement under NASDAQ Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). The Notification Letter states that Glori has 180 calendar days, until April 20, 2016 (the “Initial Compliance Period”), to regain compliance with the Minimum Bid Price Requirement. In accordance with NASDAQ Listing Rule 5810(c)(3)(A), the Company can regain compliance if the closing bid price of its common stock is at least $1.00 for a minimum of 10 consecutive business days. If the Company does not achieve compliance with the Minimum Bid Price Requirement by the end of the Initial Compliance Period, it may be granted a second 180 day compliance period, as long as (a) on the last day of the Compliance Period the Company is in compliance with the market value requirement for continued listing as well as all other listing standards and (b) the Company provides written notice of its intention to cure the deficiency during a second compliance period.

The significant decrease in oil prices has made it difficult for the Company to execute on its strategy of acquiring producing properties which would contribute to its revenues and cash flows due to potential sellers’ reluctance to sell at depressed prices. Additionally, the current oil price environment has negatively affected the Company's cash flow and has affected the availability of capital to Glori and the E&P industry in general. These factors have also resulted in a dramatic decrease in the Company's stock price, which also impacts the ability to raise new equity capital.

In order to address this challenging environment, the Company has retained a financial advisory firm with experience in the energy industry to actively explore alternatives for mergers and acquisitions with potential partners, investors and asset sellers with the goal of bolstering its liquidity and enabling the Company to build a larger asset base. Additionally, the Company made significant cost reductions, both in its administrative and professional staff, and lease operating expenses. The cost reductions were implemented both in 2015 and in the first quarter of 2016. The Company also limited capital expenditures to those required to fully implement AERO technology at the Coke field. The Company believes demonstrated AERO technology results at the Coke field will enhance revenues and cash flows and will improve its ability to raise additional capital. In August 2015, the Company implemented the first phase of AERO at the Coke field. In March 2016 it completed installation of phase II of AERO implementation. Phase II incorporates the addition of two AERO injection wells to increase the proportion of the field that is impacted by AERO technology. The Company now has three injection wells running in total. Phase II implementation commenced after data from Phase I limited trial demonstrated encouraging indication of AERO performance. The wells are located on the periphery of the Coke field and are designed to stimulate production from more of the field than was impacted by the first injector.

Finally, the Company applied to the United States Department of Energy’s Loan Programs Office (“LPO”) for a $150 million loan guarantee in connection with a project applying AERO to previously abandoned reservoirs in the U. S. Based on LPO’s evaluation of Part I of the application, in March 2016, LPO invited the Company to submit Part II of its application. However, the ultimate outcome of the application and whether a loan guarantee will be issued cannot be predicted.

On March 18, 2016, GEP entered into an amendment to the credit agreement on the senior secured term loan facility with its lender, Stellus Capital Investment Corporation, which had the effect of removing the financial ratio covenants and the semi-annual collateral value redetermination until maturity in March 2017 (see NOTE 10). Without this amendment the Company likely would not have been able to meet all financial covenants in the future.

NOTE 4 - MERGER WITH INFINITY CROSS BORDER ACQUISITION CORPORATION

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

In the consolidated financial statements, the number of shares of common stock attributable to the Company is reflected retroactive to January 1, 2014 to facilitate comparability to prior periods. Accordingly, the number of shares of common stock presented as outstanding as of January 1, 2014 totals 22,450,688 which represents the number of post-Merger common shares that were received for pre-Merger GETI preferred stock, common stock and warrants outstanding as of January 1, 2014.

The following table (in thousands, except share amounts) presents the consolidated statements of temporary equity and stockholders' equity as if the Merger had occurred on January 1, 2014. The beginning balances as of January 1, 2014, shown in the table below, represent the Company's pre-Merger temporary equity and stockholders' equity previously stated as of January 1, 2014. The balances as of January 1, 2014, as converted, represent the post-Merger stockholders' equity received in exchange for the pre-Merger temporary equity and stockholders' equity at January 1, 2014.

	Temporary equity - convertible redeemable preferred stock									Stockholders' equity

									Total			Additional		Total
	Series A Preferred		Series B Preferred		Series C Preferred		Series C-1 Preferred		temporary	Common stock		paid-in	Accumulated	stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	equity	Shares	Par value	capital	deficit	equity
Balances as of January 1, 2014	475,541	$13,762	2,901,052	$31,900	7,296,607	$29,773	4,462,968	$3,234	$78,669	3,295,771	$1	$—	$(76,379)	$(76,378)
Reversal of pre-Merger temporary equity	(475,541)	(13,762)	(2,901,052)	(31,900)	(7,296,607)	(29,773)	(4,462,968)	(3,234)	$(78,669)	—	—	—	78,669	78,669
Reversal of pre-Merger common shares	—	—	—	—	—	—	—	—	—	(3,295,771)	(1)	1	—	—
Reclassification of pre-Merger warrants from liability to additional paid-in capital	—	—	—	—	—	—	—	—	—	—	—	13,905	—	13,905
Conversion of pre-Merger shares to post-Merger shares	—	—	—	—	—	—	—	—	—	22,450,688	2	(2)	—	—
Segregate historical accumulated deficit from additional paid-in capital	—	—	—	—	—	—	—	—	—	—	—	47,705	(47,705)	—
Balances as of January 1, 2014, as converted	—	$—	—	$—	—	$—	—	$—	$—	22,450,688	$2	$61,609	$(45,415)	$16,196

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
30,493,006

In connection with the Merger, the Company received approximately $24.7 million, net of certain expenses and fees, and approximately $13.7 million in cash from the private placement of 1,722,482 shares of common stock at $8.00 per share from Infinity Group, Hicks Equity Partners LLC and other investors. All of GETI’s previously outstanding common shares, preferred shares and warrants were exchanged for approximately 23,584,557 common shares in the newly merged entity, and accordingly, the Company no longer has liabilities for the fair value of such warrants and temporary equity previously reported in the Company's consolidated balance sheets. Additionally on April 14, 2014 Petro-Hunt L.L.C. ("Petro-Hunt") exercised its option to convert their $2.0 million receivable from the Company to common shares at $8.00 per share or 250,000 shares (see NOTE 10).

In addition to the common stock issued in the Merger, the Company has 5,321,700 warrants outstanding at December 31, 2014 and December 31, 2015 to purchase common stock of the Company at a per share price of $10 which expire on July 19, 2017.

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	December 31,
	2014	2015

Proved oil and gas properties - successful efforts	$45,694	$48,454
Unproved oil and gas properties	196	443
Construction in progress	589	594
Laboratory and warehouse facility	640	648
Laboratory and field service equipment	3,158	3,355
Office equipment, computer equipment, vehicles and other	1,358	1,399
	51,635	54,893

Less: accumulated depreciation, depletion and amortization (1)	(22,822)	(47,578)
Total property and equipment, net	$28,813	$7,315
(1) Includes impairment and excludes accretion of asset retirement obligation.

Depreciation, depletion and amortization consists of the following (in thousands):

	Year ended December 31,
	2014	2015
Depreciation and amortization expense	$523	$628
Depletion expense	3,960	4,723
Accretion of asset retirement obligation	141	156
Total depreciation, depletion, and amortization of property and equipment	$4,624	$5,507

On March 14, 2014, a subsidiary of the Company, GEP, acquired certain oil, gas and mineral leases in Wood County Texas (the “Coke Field”) from Petro-Hunt L.L.C. (“Petro-Hunt”) for (i) $38.0 million in cash and a $2.0 million convertible note payable (see NOTE 10) to Petro-Hunt, subject to certain purchase price adjustments primarily for net revenues in excess of direct operating expenses of the property from January 1, 2014 through the closing date, March 14, 2014, and (ii) the assumption of the asset retirement obligation related to plugging and abandoning the Coke Field Assets.

Of the total $39.2 million total purchase price of the Coke Field, the Company recognized, at approximate fair market value, assets such as office equipment and trucks included in property and equipment on the Company’s consolidated balance sheet of approximately $310,000 and items such as tubular stock of $327,000 classified in other property and equipment on the Company’s consolidated balance sheet. The remaining purchase price balance was allocated to proved oil and gas properties in property and equipment on the Company’s consolidated balance sheet. Also included in proved oil and gas properties, the Company recognized an asset associated with the asset retirement obligation (plugging and abandonment of wells) of $745,000 and an offsetting liability included in other long-term liabilities on the Company’s consolidated balance sheet.

In September 2014, the Company purchased additional oil, gas and mineral leases adjacent to the Coke Field (the "Southwest Operating Field"). The Company purchased the Southwest Operating Field for $2,000,000 and assumed an asset retirement obligation of an estimated $138,000.

The Company has included revenues and expenses related to the Coke Field for the period from March 14 through December 31, 2014 in the consolidated statement of operations for the year ended December 31, 2014 and for the acquisition of the Southwest Operating Field September 1 through December 31, 2014. For this period, the revenues and net loss attributable to the Coke Field and Southwest Operating Field were $11,398,000 and $7,061,000, respectively. The net loss includes a $6,023,000 gain on commodity derivatives related to the Company's volume based production swaps (see NOTE 9) and loss on impairment of oil and gas properties of $12,707,000.

The following summary presents unaudited pro forma information for the Company for the year ended December 31, 2014, as if the Coke Field acquisition had been consummated at January 1, 2014 (in thousands, except per share amounts):

Year ended December 31,
2014

Total revenues	$18,604
Net loss	(19,111)

Net loss per common shares, basic and diluted	$(0.66)

Weighted average shares outstanding:
Basic	28,855
Diluted	28,855

On July 1, 2015 the Company sold its mineral interests in the "Etzold Field" located in Seward County, Kansas. The Etzold Field was originally purchased in 2010 as a greenfield lab to advance the development of the Company's AERO technology, and the operations have historically been included in the Company's Oil and Gas Segment (see NOTE 16). With the purchase of the larger Coke Field and with the Company's future acquisition plans, the Company made the strategic decision to divest the Etzold Field. Prior to the sale, the Company had associated net assets of $89,000, which were composed primarily of the purchase and development charges less accumulated depreciation and depletion and associated liabilities of $435,000 related to the plugging and abandonment obligation associated with the Etzold Field. In exchange for the leasehold interest in the field, the Company received $75,000 and the purchaser's assumption of the related asset retirement obligation. The Company recognized a gain on the sale of $422,000.

The following table is a summarized operational history of the Etzold Field (in thousands):

	Year ended December 31,
	2014	2015

Revenue	$327	$57
Expenses	433	200
Net loss from operations	(106)	(143)

Income taxes	—	—

Net loss	$(106)	$(143)

On June 1, 2015, a subsidiary of the Company, GEP, executed a purchase and sale agreement to acquire certain proved oil and gas mineral leases in Refugio County, Texas (the “Bonnie View Field”) from a third party seller for $2,644,000. The carrying value of the Bonnie View Field is also increased by an asset retirement obligation associated with plugging and abandoning the Bonnie View Field of $432,000. The effective date of the purchase was May 1, 2015. The Company included revenues and expenses related to the Bonnie View Field from June 1, 2015 to December 31, 2015 on our consolidated income statement. For this period, the revenues and net loss attributable to the Bonnie View Field was $447,000 and $3,208,000, respectively. The net loss includes a loss on impairment of oil and gas properties of $2,400,000. The Bonnie View Field does not meet the definition of a significant acquisition which would require pro forma financial information.

NOTE 6 – ASSET RETIREMENT OBLIGATION

The Company accounts for its asset retirement obligation (“ARO”) in accordance with ASC 410, Asset Retirement and Environmental Obligations. The ARO liability reflects the estimated present value of the amount of dismantlement, removal, site reclamation, and similar activities associated with our oil and gas properties. The fair value of a liability for an ARO is required to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made and the associated retirement costs can be capitalized as part of the carrying amount of the long-lived asset. The Company determined its ARO by calculating the present value of the estimated cash flows related to the liability based upon estimates derived from management and external consultants familiar with the requirements of the retirement. The Company has not funded nor dedicated any assets to the retirement obligation.

The liability is periodically adjusted to reflect (1) new liabilities incurred; (2) liabilities settled during the period; (3) accretion expense; and (4) revisions to estimated future plugging and abandonment costs.

The following is a reconciliation of the liability for the years ended December 31, 2014 and 2015 (in thousands):

	Year ended December 31,
	2014	2015
Balance at the beginning of period	$305	$1,329
Liabilities acquired during the period	883	451
Liabilities settled during the period	—	(44)
Accretion expense	141	156
Sold	—	(435)
Revisions in estimates	—	65
Balance at the end of the period	$1,329	$1,522

The increase in liabilities acquired during the year ended December 31, 2014, was due to the acquisition of the Coke Field and the Southwest Operating Assets.

The increase in liabilities acquired during the year ended December 31, 2015, was due to the acquisition of the Bonnie View Field and drilling activity at the Coke Field. The decreases due to sold wells were due to the sale of the Etzold Field. Additionally, estimated plug date revisions and well plugging and abandonment during the year ended December 31, 2015 caused the changes in the revisions in estimates and liabilities settled during the period, respectively.

The asset retirement obligation is included in the consolidated balance sheets as follows (in thousands):

	December 31,
	2014	2015
Accrued liabilities	$—	$65
Asset retirement obligation	1,329	1,457
	$1,329	$1,522

NOTE 7 – ACCRUED EXPENSES

As of December 31, 2014 and 2015, the significant components of accrued expenses reported in the accompanying consolidated balance sheets are as follows (in thousands):

	December 31,
	2014	2015
Accrued compensation and benefits	$892	$91
Accrued end-of-term charge (see NOTE 10)	240	—
Accrued interest	15	386
Accrued taxes	223	47
Accrued royalties	164	134
Asset retirement obligations	—	65
Accrued lease operating expenses and other	258	457
	$1,792	$1,180

NOTE 8 – FAIR VALUE MEASUREMENTS

The following table summarizes the financial assets measured at fair value, on a recurring basis as of December 31, 2014 and 2015 (in thousands):

	Fair value measurements using
	Level 1	Level 2	Level 3	Total
December 31, 2014
Short-term commodity derivatives, asset	$—	$2,905	$—	$2,905
Long-term commodity derivatives, asset	—	2,891	—	2,891
	$—	$5,796	$—	$5,796

	Fair value measurements using
	Level 1	Level 2	Level 3	Total
December 31, 2015
Short-term commodity derivatives, asset	$—	$3,411	$—	$3,411

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

NOTE 9 - DERIVATIVE INSTRUMENTS

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

As of December 31, 2015 the Company had the following open positions on its outstanding commodity derivative contracts:

Period	Volume/Month (Bbls)	Price/Unit	Fair Value - Asset
January 2016 - March 2016	7,300	$86.50	$1,053,000
April 2016 - December 2016	6,550	$82.46	$2,358,000

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

The Company settled its long-term commodity derivative assets on December 23, 2015 in exchange for $2,725,000. At the time of the sale the NYMEX value for the sold portion of the commodity swaps was $3,192,000. Accordingly the sale resulted in a $467,000 loss on commodity derivatives which is included in the gain on commodity derivatives line item on the Company's consolidated statements of operations. As of December 31, 2014 and 2015 the Company had a current asset for commodity derivatives of $2,905,000 and $3,411,000.

The following tables summarize the unrealized and realized gain on commodity derivatives (in thousands):

	Year ended December 31,
	2014	2015
Unrealized gain on commodity derivatives	$5,796	$340
Early termination of long-term commodity derivatives	—	(2,725)
Realized gain on commodity derivatives	227	6,346
	$6,023	$3,961

NOTE 10 - LONG TERM DEBT

On June 11, 2012, the Company entered into a secured term promissory note in the amount of $8.0 million. The note contained a 10.0% annual interest rate subject to increase based upon an increase in the prime rate. The loan is secured by substantially all assets of the Company, with the exception of the Coke Field Assets. The lender also received a warrant to purchase shares of the Company’s stock, which were exchanged for 18,208 common shares upon consummation of the Merger. Equal monthly principal payments were due over 27 months beginning in April 2013 through June 2015, plus an end of term charge of $280,000. As of December 31, 2014, the ratable liability for the end of term charge was $240,000 and it is included in other long-term liabilities and accrued expenses in current liabilities on the accompanying 2014 consolidated balance sheet. The loan agreement contains covenants which place restrictions on the incurrence of debt, liens and capital expenditures. As of December 31, 2014 the outstanding loan balance was $1,750,000. On March 2, 2015 the Company elected to prepay the entire remaining indebtedness. The payment included remaining principal of $888,888 and the end of term charge of $280,000.

On March 14, 2014 in connection with the closing of the acquisition of the Coke Field Assets, the Company entered into two financing agreements of $18.0 million and $4.0 million in order to fund a portion of the $38.0 million in cash required for the acquisition.

The $18.0 million note is a senior secured term loan facility of GEP and is secured by the Coke Field and Bonnie View and shares of common stock of GEP. Glori Energy Inc does not guarantee the debt of GEP. The loan has a three year term bearing interest at 11.0% per annum, subject to increase upon a LIBOR rate increase above 1%. The credit agreement requires quarterly principal payments equal to 50% of the excess cash flows, as defined, from the Coke Field Assets during the first year and 75% thereafter subject to a minimum quarterly principal payment of $112,500 plus interest.

The loan was funded net of closing costs of 2%, or $360,000, which is included in deferred loan costs on the consolidated balance sheets and is being amortized over the loan term. The loan agreement contains covenants which place restrictions on GEP’s ability to incur additional debt, incur other liens, make other investments, capital expenditures and the sale of assets.

Commencing with the quarter ended June 30, 2014, GEP is also required to maintain certain financial ratios related to debt, working capital and proved reserves, all as defined in the loan agreement. In May and November of each year, in accordance with a procedure outlined in the loan agreement, the value of the collateral securing the note is redetermined based on engineering reserve reports submitted by GEP. As of December 31, 2014 and December 31, 2015, the outstanding loan balance was $17,428,000 and $10,452,000, respectively. GEP is in compliance with all covenants as of December 31, 2015. On March 18, 2016, GEP entered into an amendment to the credit agreement on the senior secured term loan facility with its lender, Stellus Capital Investment Corporation, which had the effect of removing the financial ratio covenants and the semi-annual collateral value redetermination until maturity in March 2017. In connection with the amendment, the interest rate on the loan increased to 13.0% per annum from 11.0% , with the additional 2.0% increase to be “paid in kind”, or added to the principal amount. In addition, principal of $37,500 plus interest is payable monthly compared to the minimum principal payments of $112,500 plus interest which was previously payable quarterly. Without this amendment we likely would not have been able to meet all of our financial covenants in the future.

The $4.0 million note had a two year term bearing interest at 12.0% per annum and is secured by the assets of the Company but was subordinated to existing Company debt. The loan was funded net of closing costs of 2%, or $80,000, which were initially included in deferred loan costs on the consolidated balance sheet. The $4.0 million note principal and a $400,000 prepayment penalty plus accrued interest was paid in full on May 13, 2014, and the related remaining deferred loan costs were expensed.

On March 14, 2014, in connection with the purchase of the Coke Field Assets, a subsidiary of the Company, GEP, issued to Petro-Hunt an unsecured, subordinated convertible promissory note for $2.0 million bearing interest at 6.0% per annum. On April 14, 2014 the note was converted into 250,000 shares of post-Merger common stock.

Maturities on long-term debt during the next five years are as follows (in thousands):

Year ended December 31,	Amount

2016	$480
2017	10,012
2018	9
2019	9
2020	9
Thereafter	6
$10,525

NOTE 11 - LOSS PER SHARE

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

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Year ended December 31,
	2014	2015

Numerator:
Net loss	$(18,756)	$(36,255)

Denominator:
Weighted-average common shares outstanding - basic	28,855	31,769
Effect of dilutive securities	—	—
Weighted-average common shares - diluted	28,855	31,769

Net loss per common share - basic and diluted	$(0.65)	$(1.14)

The following weighted average securities outstanding during the periods below were not included in the calculation of diluted shares outstanding as they would have been anti-dilutive (in thousands):

	Year ended December 31,
	2014	2015
Common stock warrants ($10 strike price)	4,895	5,321
Common stock options	2,311	2,039
Restricted shares	—	82

NOTE 12 - INCOME TAXES

At December 31, 2014 and 2015, the Company had operating loss carryforwards for federal income tax reporting purposes of approximately $45.7 million and $64.5 million, respectively, which will begin to expire in the year 2025, net operating losses for state income tax reporting purposes of approximately $6.6 million and $6.7 million, respectively, which will begin to expire in 2021, and tax credits of approximately $508,000 which will begin to expire in 2027. The Net Operating Loss ("NOL") carry forward has been reduced by approximately $5.4 million because management estimates such amount of the loss carry forwards will expire due to limitations from changes in control.

Income tax benefit for the periods presented differs from the U.S. Federal benefit calculated at the statutory income tax rate due to the following (in thousands):

	Year ended December 31,
	2014	2015

Federal benefit at statutory income tax rate	$(6,692)	$(12,374)
R&D credits	(83)	(58)
Non-deductible (taxable) expenses & other items	(380)	422
State income taxes - net of federal benefit	(221)	(33)
Foreign income taxes	209	(182)
Change in valuation allowance	7,376	12,043
Taxes on income	$209	$(182)

The tax effects of temporary differences that give rise to significant portions of the Company’s net deferred tax assets at December 31, 2014 and 2015 are as follows (in thousands):

	Year ended December 31,
	2014	2015

Current deferred tax asset
Deferred revenue and other	$248	$9
Less valuation allowance	(225)	(9)
	23	—

Current deferred tax liability
Current portion of swap asset	993	1,161

Current deferred tax liability, net	970	1,161

Non-current deferred tax asset
NOL carryforwards (long-term)	16,077	22,233
R&D credits	450	508
Stock compensation	154	346
Depreciable property basis	740	450
Oil and gas properties	4,040	9,386
	21,461	32,923
Less valuation allowance	(19,503)	(31,762)
	1,958	1,161

Non-current deferred tax liability
Non-current portion of swap asset	988	—
Non-current deferred tax asset, net	970	1,161

Total deferreds, net	$—	$—

The provision (benefit) for income taxes from continuing operations for the periods indicated are comprised of the following (in thousands):

	Year ended December 31,
	2014	2015

Current tax provision (benefit):
Federal	—	—
Foreign	209	(182)
State	—	—
Total	$209	$(182)

Deferred tax provision (benefit):
Federal	—	—
Foreign	—	—
State	—	—
Total	$—	$—

Total tax provision (benefit):
Federal	—	—
Foreign	209	(182)
State	—	—
Total	$209	$(182)

The valuation allowance for deferred tax assets increased by $12.0 million in 2015. In determining the carrying value of a deferred tax asset, accounting standards provide for the weighing of evidence in estimating whether and how much of a deferred tax asset may be recoverable. As we have incurred net operating losses in 2015 and prior years, relevant accounting guidance suggests that cumulative losses in recent years constitute significant negative evidence, and that future expectations about income are insufficient to overcome a history of such losses. Therefore, with the before-mentioned adjustment of $12.0 million, we have reduced the carrying value of our net deferred tax asset to zero. The valuation allowance has no impact on our net operating loss position for tax purposes, and if we generate taxable income in future periods, we will be able to use our NOLs to offset taxes due at that time. We will continue to assess the valuation allowance against deferred tax assets considering all available evidence obtained in future reporting periods.

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

The Company's $22.2 million deferred tax asset related to the NOL carryforwards is net of $87,000 of unrealized excess tax benefits related to stock based compensation. The impact of the excess tax benefit will be recognized in additional paid-in capital upon utilization of the Company's NOL and tax credit carryforwards.

NOTE 13 – EMPLOYEE RETIREMENT SAVINGS PLAN

The Company sponsors an employee retirement saving plan (the “401(k) Plan”) that is intended to qualify under Section 401(k) of the Internal Revenue Code. The 401(k) Plan is designed to provide eligible employees with an opportunity to make regular voluntary contributions into a long-term investment and saving program. There is no minimum age or service requirement to participate, and the Company may make discretionary matching contributions. For the years ended December 31, 2014 and 2015 the Company made matching contributions of $67,000 and $71,000, respectively.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

Litigation

From time to time, the Company may be subject to legal proceedings and claims that arise in the ordinary course of business. The Company is not a party to any material litigation or proceedings and is not aware of any material litigation or proceedings, pending or threatened against it.

Commitments

The Company leases two buildings in Houston, Texas and a warehouse facility in Gull Lake, Saskatchewan under operating leases. The Company entered into a two-year lease agreement in October of 2014 for 7,805 square feet of office space in Houston's Westchase District for $18,000 per month, with a one-year extension option at a 4% increase in rent and two one-year extension options at a to be mutually agreed upon market rate with the lessor. The Company does not intend to renew this lease upon expiration in 2016. The Company's original Houston building lease, which contains office space, warehouse space and a laboratory, expires in May 2017 and is leased for $11,000 per month. The Saskatchewan warehouse is a month-to-month lease which rents for $1,000 per month CDN and is cancelable with 30 days’ notice.

Approximate minimum future rental payments under these noncancelable operating leases as of December 31, 2015 are as follows (in thousands):

Year ended December 31,

2016	$295
2017	53
$348

Total rent expense for the years ended December 31, 2014, and 2015, was $291,000 and $340,000, respectively.

NOTE 15 - STOCK-BASED COMPENSATION

Stock Incentive Plan

As a result of the Merger with Infinity Corp. which consummated on April 14, 2014, the issued and outstanding stock options were canceled and reissued as stock options in the newly merged entity at a conversion ratio of 2.9 to 1.0 pre-Merger stock options to post-Merger stock options. The exercise price of the Glori stock options also increased by the same factor of 2.9. All pre-Merger option disclosures in the note below are shown as converted using these factors. As of December 31, 2014, the total common stock available for issuance pursuant to the Glori Oil Limited 2006 Stock Option and Grant Plan (the “Plan”) was 2,581,190, as converted. As of April 14, 2014, the plan was amended such that no further options would be issued.

In December 2014, the Company approved the adoption of the 2014 Long Term Incentive Plan ("the 2014 Plan") which authorized 2,000,000 shares to be available for issuance to officers, directors, employees, and affiliates of the Company. Options are issued at an exercise price equal to the fair market value of the Company’s common stock at the grant date. Generally, the options vest 25 percent after one year, and thereafter ratably by month over the following 36 months, and may be exercised for a period of 10 years subject to vesting. As of December 31, 2015, the total common stock available for issuance pursuant to the 2014 Plan was 40,667.

Stock-based compensation expense is included primarily in selling, general and administrative expense and was $296,000 and $1,412,000 for the years ended December 31, 2014, and 2015, respectively.

The Company has future unrecognized compensation expense for nonvested shares at December 31, 2015 of $2,228,000 which have a weighted average vesting period of 2.8 years.

Stock Option Awards:

The following table summarizes the activity of the Company’s plan related to stock options:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Outstanding as of January 1, 2014	2,322,180	0.81	7.7	782,000
Awarded	7,103	1.16
Exercised	(9,397)	1.16		70,000
Forfeited or Expired (1)	(19,836)	1.16
Outstanding as of December 31, 2014	2,300,050	0.82	6.7	7,725,000
Awarded	924,234	1.54
Exercised	(211,246)	0.66		456,000
Forfeited or Expired (1)	(178,403)	1.80
Outstanding as of December 31, 2015	2,834,635	1.01	6.9	89,000
Exercisable as of December 31, 2015	1,934,605	0.84	5.7	89,000

(1)
Management considers the circumstances generating these forfeitures to be unusual and nonrecurring in nature; accordingly, no allowance for forfeitures of options to purchase shares has been considered in determining future vesting or expense.

The weighted-average grant date fair value for option awards granted during the year was $0.66 and $0.96 for the year ended December 31, 2014 and 2015, respectively. The total fair value of equity awards vested during the year ended December 31, 2014 and 2015 was $303,000, and $249,000, respectively.

The Company has computed the fair value of all options granted during the years ended December 31, 2014 and 2015 using the Black-Scholes option pricing model using the following assumptions:

	Year ended December 31,
	2014	2015

Risk-free interest rate	2.44%	1.55%
Expected volatility	55%	66%
Expected dividend yield	—	—
Expected life (in years)	7.00	6.00
Expected forfeiture rate	—	—

Restricted Share Awards:

In addition to options during the year ended December 31, 2015 the Company granted restricted share awards to certain executives and members of the board of directors. The following table shows a summary of restricted stock activity for the year ended December 31, 2015:

	Shares	Weighted-average grant date fair value
Non-vested awards outstanding, December 31, 2014	—	—
Granted	1,040,540	$2.65
Vested	(150,808)	2.65
Forfeited	(45,140)	2.13
Non-vested awards outstanding, December 31, 2015	844,592	$2.67

NOTE 16 – SEGMENT INFORMATION

The Company generates revenues through the production and sale of oil and natural gas (the “Oil and Gas Segment”) and through the Company’s services provided to third party oil companies (the “AERO Services Segment”). The Oil and Gas Segment produces and develops the Company’s acquired oil and natural gas interests and the revenues derived from this segment are from sales to the first purchaser. During 2015, the Company used three such arrangements for oil sales, one for the Etzold Field located in Seward County, Kansas and one for oil for the Coke Field located in Wood County, Texas and one for the Bonnie View Field located in Refugio County, Texas.

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

In the Field Deployment Phase, the Company deploys skid mounted injection equipment used to inject nutrient solution in the oil reservoir. The work in this phase is performed in oil fields of customers located in the United States and internationally and in the Company’s own oil fields. The service operations expense shown on the Company’s consolidated statements of operations are the expenses that are directly attributable to the Field Deployment Phase and are included in the AERO Services Segment.

Earnings of industry segments exclude income taxes, interest income, interest expense and unallocated corporate expenses.

Although the AERO Services Segment provides enhanced oil recovery services to the Oil and Gas Segment, the Company does not utilize intercompany charges for these services. The direct costs of the services such as the injection solution, transportation of the solution and expenses associated with the injection are charged directly to the Oil and Gas Segment. All of the AERO Services Segment capital expenditures and depreciation associated with injection equipment is viewed as part of the AERO Services Segment.

The following tables set forth summary financial data by operating segments (in thousands):

	Oil and Gas	AERO Services	Corporate	Total
Year ended December 31, 2014
Revenues	$11,724	$4,135	$—	$15,859

Operating expenses	10,777	3,528	7,788	22,093
Impairment of oil and gas properties	13,160	—	—	13,160
Depreciation, depletion and amortization	4,188	404	32	4,624
(Loss) income from operations	(16,401)	203	(7,820)	(24,018)

Other income (expense)	6,023	—	(552)	5,471

Taxes on income	—	—	209	209
Net (loss) income	(10,378)	203	(8,581)	(18,756)

Property, plant and equipment, net	$27,078	$1,636	$99	$28,813
Total assets	$34,163	$1,789	$31,483	$67,435

	Oil and Gas	AERO Services	Corporate	Total
Year ended December 31, 2015
Revenues	$7,397	$1,605	$—	$9,002

Operating expenses	9,974	1,771	7,824	19,569
Impairment of oil and gas property	22,600	—	—	22,600
Depreciation, depletion and amortization	4,953	327	227	5,507
Loss from operations	(30,130)	(493)	(8,051)	(38,674)

Other income (expense)	4,382	—	(2,145)	2,237

Taxes on income	—	—	(182)	(182)
Net loss	$(25,748)	$(493)	$(10,014)	$(36,255)

Property, plant and equipment, net	$5,741	$1,294	$280	$7,315
Total assets	$10,098	$1,816	$10,350	$22,264

The following table shows the total revenue by geography (in thousands):

	Year Ended December 31,
	2014	2015
Revenues
United States	$13,233	$7,640
Canada	2,220	317
Brazil	406	1,045
Total revenues	$15,859	$9,002

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

Presented below is a summary of the changes in estimated proved reserves of the Company, all of which are located in the United States, for the years ended December 31, 2014 and 2015:

Quantities of Proved Reserves:

	Crude Oil and Condensate	Natural Gas
	(Mbbls)	(Mmcf)

Proved Developed Reserves, January 1, 2014	18	—
Purchase of minerals in place (1)	1,728	384
Production	(133)	(72)
Revisions of previous estimates (2)	(211)	(258)
Proved Developed Reserves, December 31, 2014	1,402	54
Purchase of minerals in place (3)	74	68
Sale of minerals in place (4)	(14)	—
Production	(155)	(90)
Revisions of Previous Estimates (5)	(612)	19
Proved Developed Reserves, December 31, 2015	695	51

(1)	Purchase of the Coke Field Assets on March 14, 2014 and the Southwest Operating Assets on September 1, 2014.

(2)	The reserves revision is due to an increase in costs over our prior year reserve report.

(3)	Purchase of the Bonnie View Field on June 1, 2015.

(4)	Sale of the Etzold Field on July 1, 2015,

(5)	The oil reserves revision is due to a decline in oil prices throughout 2015.

Proved Developed and Undeveloped Reserves:

	Crude oil and condensate	Natural gas
	(Mbbls)	(Mmcf)

December 31, 2014
Proved developed reserves	1,402	54
Proved undeveloped reserves	—	—
Total	1,402	54

December 31, 2015
Proved developed reserves	695	51
Proved undeveloped reserves	—	—
Total	695	51

Capitalized Costs Related to Oil and Gas Producing Activities

The following table presents the Company’s capitalized costs related to oil and gas producing activities at December 31, 2014 and 2015 (in thousands):

	December 31,
	2014	2015

Unproved properties	$196	$443
Proved properties	45,694	48,454
Total	45,890	48,897
Less - accumulated depreciation, depletion and amortization (1)	(19,612)	(44,181)
Net capitalized costs	$26,278	$4,716

(1)	Accumulated depreciation, depletion and amortization includes the 2014 oil and gas property impairment of $13,160,000 and the 2015 impairment of $22,600,000.

Costs Incurred in Oil and Gas Producing Activities

The following table presents the net costs incurred in property acquisition, exploration and development activities for the years ended December 31, 2014 and 2015 (in thousands):

	Year ended December 31,
	2014	2015
Acquisition of properties	$42,788	$3,705
Development	—	2,534
Total costs incurred	$42,788	$6,239

Results of Operations from Oil and Gas Producing Activities

The following table presents the Company’s results of operations from oil and gas producing activities for the years ended December 31, 2013, 2014 and 2015 (in thousands):

	For the Year ended December 31,
	2014	2015

Revenues from oil and gas producing activities	$11,724	$7,397

Production costs	6,631	6,588
Exploration expense	—	102
Ad valorem taxes	438	420
State severance taxes	547	343
Impairment of oil and gas property	13,160	22,600
Depreciation, depletion and amortization	3,960	4,723
Total expenses	24,736	34,776

Pre-tax loss from producing activities	(13,012)	(27,379)

Income tax expense	—	—
Results of oil and gas producing activities	$(13,012)	$(27,379)

Standardized Measure of Discounted Future Net Cash Flows

The standardized measure of discounted future net cash flows relating to proved oil and gas reserves and the changes in standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves were prepared in accordance with ASC 932, Extractive Activities – Oil and Gas. Future cash inflows as of December 31, 2014 and 2015, were computed by applying average fiscal-year prices (calculated as the unweighted arithmetic average of the first-day-of-the-month price for each month within the 12-month periods ended December 31, 2014 and 2015) to estimated future production. Future production and development costs are computed by estimating the expenditures to be incurred in developing and producing the proved oil and natural gas reserves at year-end, based on year-end costs and assuming the continuation of existing economic conditions.

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

Presented below is the standardized measure of discounted future net cash flows (in thousands):

	Year ended December 31,
	2014	2015
Future cash inflows	$133,235	$33,926
Future production and development costs
Production	(86,032)	(26,442)
Development	—	(136)
Future cash flows before income taxes	47,203	7,348
Future income taxes	—	—
Future net cash flows after income taxes	47,203	7,348
10% annual discount for estimated timing of cash flows	(17,111)	(2,586)
Standardized measure of discounted future net cash flows	$30,092	$4,762

The following reconciles the changes in the standardized measure of discounted future net cash flows (in thousands):

	Year ended December 31,
	2014	2015

Balance, beginning of year	$561	$30,092
Changes from:
Sales, net of production costs	(4,108)	(46)
Net changes in prices and production costs	2,445	(12,882)
Extensions	—	544
Divestiture of reserves	—	(337)
Revisions to quantity estimates	(8,044)	(16,436)
Accretion of discount	56	3,009
Purchases of reserves in place	38,211	1,188
Net changes in income taxes	—	—
Changes in timing of cash flows and other	971	(370)
Balance, end of year	$30,092	$4,762

NOTE 18 - SELECTED QUARTERLY FINANCIAL RESULTS (Unaudited)

Unaudited quarterly operating results were as follows (in thousands; except per share data):

	2014 (Quarter ended)
	March 31	June 30	September 30	December 31
	(Unaudited)
Net revenues	$1,002	$5,556	$5,458	$3,843
Loss from operations	(2,796)	(1,880)	(1,633)	(17,709)
Net loss applicable to stockholders	(684)	(6,060)	(356)	(11,656)
Net loss per common share, basic and diluted (1)	$(0.60)	$(0.20)	$(0.01)	$(0.37)
Weighted average shares outstanding, basic and diluted (2)	1,137	29,642	31,475	31,499

	2015 (Quarter ended)
	March 31	June 30	September 30	December 31
	(Unaudited)
Net revenues	$2,567	$2,632	$2,019	$1,784
Loss from operations	(3,606)	(3,604)	(3,867)	(27,597)
Net loss applicable to stockholders	(2,984)	(4,916)	(1,303)	(27,052)
Net loss per common share, basic and diluted (1)	$(0.09)	$(0.15)	$(0.04)	$(0.85)
Weighted average shares outstanding, basic and diluted	31,563	31,803	31,845	31,859

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

3.1	Amended and Restated Certificate of Incorporation of Glori Energy Inc. (incorporated by reference to Exhibit 3.3 of the Company's Form 8-K/A, filed May 2, 2014)
3.2	Amendment to Bylaws of Glori Energy, Inc. (incorporated by reference to Exhibit 3.4 of the Company's Form 8-K, filed April 18, 2014)
3.3*	Amended and Restated Bylaws of Glori Energy, Inc.
4.1	Rights of Common Stockholders (incorporated by reference to Exhibit 3.1 and 3.2 hereto)
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
10.14
Second Amendment to Note Purchase Agreement made and entered into as of August 11, 2014, between Glori Energy Production Inc., Stellus Capital Investment Corporation and each of the holders signatory signed thereto (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q filed August 13, 2014)

10.15
Third Amendment to the Note Purchase Agreement made and entered into as of November 5, 2015, between Glori Energy Production Inc., Stellus Capital Investment Corporation and each of the holders signatory thereto (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q filed November 6, 2015)

10.16*
Fourth Amendment to the Note Purchase Agreement made and entered into as of March 18, 2016, between Glori Energy Production Inc., Stellus Capital Investment Corporation and each of the holders signatory thereto

10.17
Office space lease agreement entered into as of October 2, 2014, between Glori Energy Inc. and Fugro N.V. (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q, filed November 12, 2014)

10.18 †	Employment Agreement by and between Stuart M. Page and Glori Acquisition Corp. (incorporated by reference to Exhibit 10.2 of the Company's Form 8-K/A filed May 2, 2014)
10.19 †	Employment Agreement by and between Victor M. Perez and Glori Acquisition Corp. (incorporated by reference to Exhibit 10.3 of the Company's Form 8-K/A, filed May 2, 2014)
10.20*	Employment Agreement by and between Michael Pavia and Glori Acquisition Corp. (incorporated by reference to Exhibit 10.4 of the Company's Form 8-K/A, filed May 2, 2014)
10.21 †	Executive Chairman Agreement by and between Kevin Guilbeau and Glori Energy Inc. (incorporated by reference to Exhibit 99.1 of the Company's Form 8-K filed October 13, 2015).
10.22 †	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.16 of the Company's Form 8-K, filed April 18, 2014)
10.23 †	Form of Director Agreement (incorporated by reference to Exhibit 10.17 of the Company's Form 8-K, filed April 18, 2014)
10.24 †	Glori Oil Limited 2006 Stock Option and Grant Plan (incorporated by reference to Exhibit 99.1 of the Company’s Form S-8, filed August 21, 2014)
10.25 †	Glori Energy Inc. 2014 Long Term Incentive Plan (incorporated by reference to Exhibit 99.1 of the Company’s Form S-8, filed December 29, 2014)
10.26 †	Form of Employee Incentive Stock Option Award Agreement (incorporated by reference to Exhibit 99.2 of the Company’s Form S-8, filed December 29, 2014)
10.27 †	Form of Employee Nonqualified Stock Option Award Agreement (incorporated by reference to Exhibit 99.3 of the Company’s Form S-8, filed December 29, 2014)
10.28 †	Form of Employee Restricted Stock Award Agreement (incorporated by reference to Exhibit 99.4 of the Company’s Form S-8, filed December 29, 2014)
10.29 †	Form of Director Restricted Stock Award Agreement (incorporated by reference to Exhibit 99.5 of the Company’s Form S-8, filed December 29, 2014)
10.30 †	Form of Director Nonqualified Stock Option Award Agreement (incorporated by reference to Exhibit 99.6 of the Company’s Form S-8, filed December 29, 2014)
10.31 †	Form of Consultant Restricted Stock Award Agreement (incorporated by reference to Exhibit 99.7 of the Company’s Form S-8, filed December 29, 2014)
10.32 †	Form of Consultant Nonqualified Stock Option Award Agreement (incorporated by reference to Exhibit 99.8 of the Company’s Form S-8, filed December 29, 2014)
14.1	Code of Ethics and Business Conduct (incorporated by reference to Exhibit 14.1 of the Company's For 10-K, filed March 12, 2015.)
21.1*	List of Subsidiaries

23.1*	Consent of Grant Thornton LLP
23.2*	Consent of William M. Cobb & Associates Inc.
31.1*	Certification by Stuart Page, Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by Victor Perez, Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification by Stuart Page, Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification by Victor Perez, Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1*	William M. Cobb & Associates, Inc. reserve engineer report at January 1, 2016
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extenstion Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
†	Indicates management contract or compensatory plan or arrangement.