Form 10-Q
period 2016-03-31
Glori Energy Inc.
filed 2016-05-13
CIK 1597131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act). ☐ Yes ☑ No
There were 32,764,938 common shares outstanding on May 10, 2016.

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

Forward-looking statements may also include any report issued by an outside reviewer retained by Glori, to the extent that the report assesses a forward-looking statement made by Glori. Forward-looking statements may include statements about our expectations, strategy, beliefs, plans, objectives, intentions, assumptions, prospects, estimates, projections, the future of our industry, our future profitability, estimates and projections of future activity and trends in the oil and natural gas industry, and other statements that are not historical facts. Words or phrases such as “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “encouraging,” “project,” “will” or similar words or phrases, or the negatives of those words or phrases, may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. Examples of forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, statements regarding our disclosure concerning Glori's proposed operations, cash flows, and financial position.

These forward-looking statements are neither historical facts nor are they guarantees of future performance. These statements are based on management’s expectations that involve a number of business risks and uncertainties, any of which could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors, most of which are difficult to predict and many of which are beyond our control, including the factors described under “Risk Factors”, that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. Such risks and uncertainties include, among other things:

•	the sustained or an increased decline of oil and gas commodity prices;

•	the potential delisting of our common stock from NASDAQ;

•	our ability to comply with debt covenants, service our debt, and make future required payments;

•	the increase in oil production rate and ultimate quantity of oil recovered using our AERO System;

•	the percentage of the world’s reservoirs that are suitable for our AERO System;

•	our ability to prove our technology and develop and maintain positive relationships with our customers and prospective customers;

•	competition and competitive factors in the markets in which we operate;

•	demand for our AERO System and our expectations regarding future projects;

•	adaptability of our AERO System and our development of additional capabilities that will expand the types of oil fields to which we can apply our technology;

•	our plans and ability to acquire and develop additional currently producing mature oil fields and the AERO System’s impact on these fields;

•	our plans to develop some abandoned and low producing mature oil fields;

•	the expected cost of recovering oil using our AERO System in our projects;

•	potential environmental or other liabilities associated with our acquired properties;

•	any projections, including earnings, revenues, expenses or any other financial items;

•	the impact of legislation and regulations on our operations;

•	our ability to compete with other enhanced oil recovery methods;

•	our ability to generate positive cash flows, including from the acquisition of oil producing properties, increases in oil prices, and improvement in our AERO System revenues;

•	our cash needs and expectations regarding cash flow from operations;

•	our ability to manage and grow our business and execution of our business strategy;

•	our financial performance;

•	our estimates of oil reserves; and

•	the costs associated with being a public company.

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

PART I - FINANCIAL INFORMATION

Item 1: Financial Statements

GLORI ENERGY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31, 2015	March 31, 2016
		(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$8,380	$5,045
Accounts receivable	1,456	935
Commodity derivatives	3,411	2,404
Prepaid expenses and other current assets	314	385
Total current assets	13,561	8,769

Property and equipment:
Proved oil and gas properties - successful efforts	48,454	49,435
Other property and equipment	6,439	6,455
	54,893	55,890

Less: accumulated depreciation, depletion and amortization	(47,578)	(48,040)
Total property and equipment, net	7,315	7,850

Deferred charges	—	85
Deferred tax asset	1,161	—
Total assets	$22,037	$16,704

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,430	$1,097
Accrued expenses	1,180	648
Current portion of long-term debt shown net of unamortized deferred loan costs of $191 and $211 as of December 31, 2015 and March 31, 2016, respectively	289	10,079
Current deferred tax liability	1,161	—
Total current liabilities	4,060	11,824

Long-term liabilities:
Long-term debt, less current portion shown net of unamortized deferred loan costs of $36 as of December 31, 2015	10,009	39
Asset retirement obligation	1,457	1,498
Total long-term liabilities	11,466	1,537
Total liabilities	15,526	13,361

Commitments and contingencies (Note 9)

Stockholders' equity:
Preferred stock, $.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding as of December 31, 2015 and March 31, 2016	—	—
Common stock, $.0001 par value, 100,000,000 shares authorized, 31,861,357 and 32,001,203 shares issued and outstanding as of December 31, 2015 and March 31, 2016, respectively	3	3
Additional paid-in capital	106,934	107,167
Accumulated deficit	(100,426)	(103,827)
Total stockholders' equity	6,511	3,343
Total liabilities and stockholders' equity	$22,037	$16,704

The accompanying notes are an integral part of these consolidated financial statements.

GLORI ENERGY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended March 31,
	2015	2016
	(Unaudited)
Revenues:
Oil and gas revenues	$2,000	$1,024
Service revenues	567	174
Total revenues	2,567	1,198

Operating expenses:
Oil and gas operations	2,392	1,891
Service operations	521	273
Science and technology	474	334
Selling, general and administrative	1,718	1,418
Depreciation, depletion and amortization	1,068	506
Total operating expenses	6,173	4,422

Loss from operations	(3,606)	(3,224)

Other income (expense):
Interest expense	(715)	(343)
Gain on commodity derivatives	1,369	155
Other (expense) income	(15)	11
Total other income (expense), net	639	(177)

Net loss before taxes on income	(2,967)	(3,401)

Income tax expense	17	—

Net loss	(2,984)	(3,401)

Net loss per common share, basic and diluted	$(0.09)	$(0.11)

Weighted average common shares outstanding, basic and diluted	31,563	31,940

The accompanying notes are an integral part of these consolidated financial statements.

GLORI ENERGY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Stockholders' equity
	(Unaudited)

			Additional		Total
	Common stock		paid-in	Accumulated	stockholders'
	Shares	Par value	capital	deficit	equity

Balances as of December 31, 2015	31,861,357	$3	$106,934	$(100,426)	$6,511

Stock based compensation	139,846	—	233	—	233

Net loss	—	—	—	(3,401)	(3,401)

Balances as of March 31, 2016	32,001,203	$3	$107,167	$(103,827)	$3,343

The accompanying notes are an integral part of these consolidated financial statements.

GLORI ENERGY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2015	2016
	(Unaudited)
Cash flows from operating activities:
Net loss	$(2,984)	$(3,401)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization of property and equipment	1,068	506
Stock-based compensation	432	233
Bad debt expense	36	—
Amortization of deferred loan costs	139	56
Accretion of end-of-term charge	40	—
Unrealized (gain) loss on change in fair value of commodity derivatives	(223)	1,007
Accretion of discount on long-term debt	28	—
Changes in operating assets and liabilities:
Accounts receivable	92	521
Prepaid expenses and other current assets	(133)	(71)
Accounts payable	(1,658)	(441)
Deferred revenues	(308)	—
Accrued expenses	(457)	(445)
Net cash used in operating activities	(3,928)	(2,035)

Cash flows from investing activities:
Purchase of proved oil and gas property	(204)	(963)
Purchase of other property and equipment	(220)	(16)
Net cash used in investing activities	(424)	(979)

Cash flows from financing activities:
Proceeds from the exercise of stock options	130	—
Payments on long-term debt	(2,054)	(196)
Payments for deferred loan costs and deferred charges	—	(125)
Net cash used in financing activities	(1,924)	(321)

Net decrease in cash and cash equivalents	(6,276)	(3,335)

Cash and cash equivalents, beginning of period	29,751	8,380

Cash and cash equivalents, end of period	$23,475	$5,045

Supplemental cash flow information:
Interest paid	$823	$517

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

We have prepared the condensed consolidated financial statements included herein pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to these rules and regulations. In the opinion of management, these condensed consolidated financial statements contain all adjustments necessary to present fairly the Company’s condensed consolidated balance sheets as of December 31, 2015 and March 31, 2016 (unaudited), condensed consolidated statements of operations for the three months ending March 31, 2015 and March 31, 2016 (unaudited), condensed consolidated statement of stockholders’ equity for the three months ended March 31, 2016 (unaudited) and condensed consolidated statements of cash flows for the three months ended March 31, 2015 and March 31, 2016 (unaudited). All such adjustments represent normal recurring items. The financial information contained in this report for the three months ended March 31, 2015 and March 31, 2016, and as of March 31, 2016, is unaudited. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the year ended December 31, 2015 and the notes thereto.

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

Recently Adopted Accounting Pronouncements

In the first quarter of 2016, ASU No. 2015-03, "Interest--Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs" became effective for the Company. The standard moved the presentation of the Company's deferred loan costs from an asset to a contra-liability account thus reducing the liability balance of loans by the amount of the deferred loan costs. The deferred loan costs are amortized to interest expense over the life of the loan. The standard was applied retrospectively and accordingly the December 31, 2015 previously reported total current and non-current loan principal balance of $10,525,000 is now shown net of total deferred loan costs of $227,000 and the March 31, 2016 total current and non-current loan principal balance of $10,329,000 is now shown net of total deferred loan costs of $211,000. The change did not have an impact to net income.

During the first quarter of 2016 the Company also chose to adopt Accounting Standards Update No. 2015-17: Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes ("ASU 2015-17" or the "Standard"). ASU 2015-17 is part of an initiative to reduce complexity in accounting standards. Current GAAP requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. However, this classification does not generally align with the time period in which the recognized deferred tax amounts are expected to be recovered or settled. To simplify the presentation of the deferred income taxes, ASU 2015-17 requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The current requirement that deferred tax liabilities and assets of an entity be offset and presented as a single amount is not affected by the amendments of ASU 2015-17. For public entities, ASU 2015-17 is effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years; early application is permitted. Because the Company has applied a 100% valuation allowance to its net deferred tax asset, there are no deferred tax accounts reported in the consolidated balance sheet as of March 31, 2016. This Standard would have otherwise been effective for the Company’s fiscal year beginning January 1, 2017, but Management believes that the revised presentation more realistically reflects the Company’s financial position related to deferred income taxes. As allowed by the Standard, the company has elected to apply the provisions prospectively, and accordingly, has not adjusted deferred tax accounts retrospectively for any earlier periods.

NOTE 3 - RISKS AND UNCERTAINTIES

As a small company with an emerging technology the Company has generated negative cash flows since inception. The Company continues to generate negative cash flows and the downturn in the oil market has adversely affected its results from operations and cash flows. Cash has decreased from $8.4 million at December 31, 2015 to $5.0 million at March 31, 2016 due to the net cash used in operating activities of $2.0 million, the repayment of debt of $196 thousand, and capital expenditures of $979 thousand. Based on its cash balance and forecasted cash flows from operating activities, the Company expects to be able to fund planned capital expenditures, meet debt service requirements, and fund other commitments and obligations for 2016. As of May 10, 2016, the Company does not have lines of credit available to it. As a result of the negative cash flows and the decrease in oil prices, the Company will need to raise capital over the next twelve months to fund its operations and to repay or refinance its term note of $10.3 million which matures March of 2017. The Company may have difficulty obtaining such additional financing as a result of the decrease in oil prices, its negative cash flows from operations and the significant decrease in its share price. Failure to obtain additional financing would have a material adverse effect on the Company’s business operations and financial condition.

The significant decrease in oil prices has made it difficult for the Company to execute on its strategy of acquiring producing properties which would contribute to its revenues and cash flows due to potential sellers’ reluctance to sell at depressed prices. Additionally, the current oil price environment has negatively affected the Company's cash flow, the availability of capital to Glori and the E&P industry in general. These factors have also resulted in a dramatic decrease in the Company's stock price, which also impacts the ability to raise new equity capital.

In order to address this challenging environment, the Company made significant cost reductions, both in its administrative and professional staff, and lease operating expenses. The Company also limited capital expenditures to those required to implement AERO technology at the Coke field. Additionally, the Company is exploring alternatives to raise capital in order to bolster its liquidity and build a larger asset base. In August 2015, the Company implemented the first phase of AERO at the Coke field. In March 2016 it completed installation of phase II of AERO implementation. Phase II incorporates the addition of two AERO injection wells to increase the proportion of the field that is impacted by AERO technology. The Company now has three injection wells running in total. Phase II implementation commenced after data from phase I limited trial demonstrated encouraging indication of AERO performance. The wells are located on the periphery of the Coke field and are designed to increase production from more of the field than was impacted by the first injector.

Finally, the Company applied to the United States Department of Energy’s Loan Programs Office (“LPO”) for a $150 million loan guarantee in connection with a project applying AERO to previously abandoned reservoirs in the U. S. Based on LPO’s evaluation of Part I of the application, in March 2016, LPO invited the Company to submit Part II of its application. The Company is in the process of submitting Part II of the application, however, the ultimate outcome of the application and whether a loan guarantee will be issued cannot be predicted. It is currently anticipated that the loan guarantee, if issued, will fund up to 80% of project costs with the balance to be raised and contributed by the Company.

On March 18, 2016, GEP entered into an amendment to the credit agreement on the senior secured term loan facility with its lender, Stellus Capital Investment Corporation, which had the effect of removing the financial ratio covenants and the semi-annual collateral value redetermination until maturity in March 2017 (see NOTE 7). Without this amendment the Company likely would not have been able to meet all financial covenants in the future.

On October 23, 2015, the Company received a notice from the Listing Qualifications Department of the NASDAQ Stock Market LLC indicating that, for the previous 30 consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share required for continued inclusion on The NASDAQ Capital Market under NASDAQ Listing Rule 5550(a)(2). The Company was afforded 180 calendar days, or until April 20, 2016, to regain compliance with the minimum bid price requirement. In order to regain compliance, shares of the Company’s common stock must maintain a minimum bid closing price of at least $1.00 per share for a minimum of ten consecutive business days, subject to NASDAQ's discretion to increase such ten-day period. On April 25, 2016, we received a letter from NASDAQ granting the Company an additional 180 days to regain compliance with the minimum bid price requirement. The Company has until October 17, 2016 to regain compliance with the bid price requirement. In addition, the Company must continue to meet the continued listing criteria, including maintaining stockholders' equity of at least $2.5 million. If the Company continues to have net losses, it will need to sell equity in order to continue to meet this requirement. The notification letter has no immediate effect on Glori’s listing or trading of common stock, does not affect the Company’s business operations or its SEC reporting requirements and does not cause a default under any material agreement.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	December 31, 2015	March 31, 2016
		(Unaudited)

Proved oil and gas properties - successful efforts	$48,454	$49,435
Unproved oil and gas properties	443	459
Construction in progress	594	594
Laboratory and warehouse facility	648	648
Laboratory and field service equipment	3,355	3,355
Office equipment, computer equipment, vehicles and other	1,399	1,399
	54,893	55,890

Less: accumulated depreciation, depletion and amortization (1)	(47,578)	(48,040)

Total property and equipment, net	$7,315	$7,850
(1) Excludes accretion of asset retirement obligation.

Depreciation, depletion, amortization and impairment consists of the following (in thousands):

	Three Months Ended March 31,
	2015	2016
	(Unaudited)

Depreciation and amortization expense	$155	$151
Depletion expense	877	312
Accretion of asset retirement obligation	36	43
Total depreciation, depletion and amortization of property and equipment	$1,068	$506

On July 1, 2015 the Company sold its mineral interests in the "Etzold Field" located in Seward County, Kansas. The Etzold Field was originally purchased in 2010 as a greenfield lab to advance the development of the Company's AERO technology, and the operations have historically been included in the Company's Oil and Gas Segment (see NOTE 12). With the purchase of the larger Coke Field and with the Company's future acquisition plans, the Company made the strategic decision to divest the Etzold Field. Prior to the sale the Company had associated net assets of $89,000, which were composed primarily of the purchase and development charges less accumulated depreciation and depletion and associated liabilities of $435,000 related to the plugging and abandonment obligation associated with the Etzold Field. In exchange for the leasehold interest in the field, the Company received $75,000 and the purchaser's assumption of the related asset retirement obligation. The Company recognized a gain on the sale of $422,000. For the three months ended March 31, 2015, the Company had revenues of $16 thousand and a net loss of $97 thousand associated with the Etzold Field.

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

The following table summarizes the financial assets measured at fair value, on a recurring basis as of December 31, 2015 and March 31, 2016 (in thousands):

	Fair value measurements using
	Level 1	Level 2	Level 3	Total

December 31, 2015
Short-term commodity derivatives, asset	—	$3,411	—	$3,411

	Fair value measurements using
	Level 1	Level 2	Level 3	Total
	(Unaudited)

March 31, 2016
Short-term commodity derivatives, asset	—	$2,404	—	$2,404

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

NOTE 6 - DERIVATIVE INSTRUMENTS

The Company utilizes derivative financial instruments to manage risks related to changes in oil prices. The Company is currently engaged in oil commodity price swaps where a fixed price is received from the counterparty for a portion of the Company's oil production. In return the Company pays a floating price based upon NYMEX oil prices. Although these arrangements are designed to reduce the downside risk of a decline in oil prices on the covered production, they conversely limit potential income from increases in oil prices and expose the Company to the credit risk of counterparties. The Company endeavors to manage the default risk of counterparties by engaging in these agreements with only high credit quality companies and through the continuous monitoring of their performance.

As of March 31, 2016, the Company had the following open positions on outstanding commodity derivative contracts:

Period	Volume/Month (Bbls)	Price/Unit	Fair Value - Asset
(Unaudited)

April 2016 - December 2016	6,550	$82.46	2,404,000

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

The following tables summarize the unrealized and realized gain (loss) on commodity derivatives (in thousands):

	Three Months Ended March 31,
	2015	2016
	(Unaudited)

Unrealized gain (loss) on commodity derivatives	$223	$(1,007)
Realized gain on commodity derivatives	1,146	1,162
	$1,369	$155

NOTE 7 - LONG-TERM DEBT

On June 11, 2012, the Company entered into a secured term promissory note in the amount of $8.0 million. The note contained a 10.0% annual interest rate subject to increase based upon an increase in the prime rate. The loan was secured by substantially all assets of the Company with the exception of the Coke Field Assets. The lender also received a warrant to purchase shares of the Company’s stock which was exchanged for 18,208 common shares upon consummation of the Merger. Equal monthly principal payments were due over 27 months beginning in April 2013 through June 2015 plus an end of term charge of $280,000. The loan agreement contained covenants which place restrictions on the incurrence of debt, liens and capital expenditures. On March 2, 2015 the Company elected to prepay the entire remaining indebtedness. The payment included remaining principal of $888,000 and the end of term charge of $280,000.

On March 14, 2014 in connection with the closing of the acquisition of the Coke Field, the Company entered into a financing agreement of $18.0 million in order to fund a portion of the $38.0 million in cash required for the acquisition.

The $18.0 million note is a senior secured term loan of Glori Energy Production Inc. and is secured by the Coke Field and shares of common stock of Glori Energy Production Inc. The loan has a three year term bearing interest at 11.0% per annum, subject to increase upon a LIBOR rate increase above 1%. The credit agreement requires quarterly principal payments equal to 50% of the excess cash flows, as defined, from the Coke Field during the first year and 75% thereafter subject to a minimum quarterly principal payment of $112,500 plus interest. The loan was funded net of closing costs of 2%, or $360,000, which is shown on the condensed consolidated balance sheets as a reduction of proceeds and amortized over the loan term. The loan agreement contains covenants which place restrictions on Glori Energy Production’s ability to incur additional debt, incur other liens, make other investments, capital expenditures and the sale of assets.

On March 18, 2016, GEP entered into an amendment to the credit agreement on the senior secured term loan facility with its lender, Stellus Capital Investment Corporation, which had the effect of removing the previously required financial ratio covenants and semi-annual collateral value redetermination until maturity in March 2017. In connection with the amendment, the interest rate on the loan increased to 13.0% per annum from 11.0%. The additional 2.0% may be “paid in kind”, and added to the principal amount, or paid in cash at the election of the Company. In addition, principal of $37,500 plus interest is payable monthly compared to the minimum principal payments of $112,500 plus interest which was previously payable quarterly. Without this amendment we likely would not have been able to meet all of our financial covenants in the future. As of December 31, 2015 and March 31, 2016 the outstanding loan balance was $10.5 million and $10.3 million, respectively.

Maturities on long-term debt during the next five years are as follows (in thousands).

Year ending March 31,	Amount
(Unaudited)

2017	10,290
2018	8
2019	8
2020	9
2021	9
Thereafter	5
$10,329
The maturities above are presented on the March 31, 2016 condensed consolidated balance sheet net of debt issuance costs of $211 thousand.

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

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended March 31,
	2015	2016
	(Unaudited)
Numerator:
Net loss	$(2,984)	$(3,401)

Denominator:
Weighted-average common shares outstanding - basic	31,563	31,940
Effect of dilutive securities	—	—
Weighted-average common shares - diluted	31,563	31,940

Net loss per common share - basic and diluted	$(0.09)	$(0.11)

The following weighted average securities outstanding during the three months ended March 31, 2015 and March 31, 2016 were not included in the calculation of diluted shares outstanding as they would have been anti-dilutive (in thousands):

	Three Months Ended March 31,
	2015	2016
	(Unaudited)

Common stock warrants ($10 strike price)	5,321	5,321
Common stock options	2,240	2,793
Restricted shares	469	720

NOTE 9 - INCOME TAXES

At December 31, 2015 and March 31, 2016, the Company has net operating loss carryforwards for federal income tax reporting purposes of approximately $64.5 million and $68.4 million, respectively, which will begin to expire in the year 2025, and tax credits of approximately $508,000 and $521,000, respectively, which will begin to expire in 2027. The NOL carry forward has been reduced by approximately $5.4 million of loss carryforwards that management estimates will expire due to limitations from changes in control.

The Company has recorded a valuation allowance against the Company's deferred tax assets. The effective tax rate for the three months ended March 31, 2015 and 2016 varies from the statutory rate primarily due to the effect of the valuation allowance. For the three months ended March 31, 2015 the Company had an income tax expense of $17,000 due to taxes payable on foreign income. For the three months ended March 31, 2016 the Company had no income tax expense.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Litigation

From time to time, the Company may be subject to legal proceedings and claims that arise in the ordinary course of business. The Company is not currently a party to any material litigation or proceedings and is not aware of any material litigation or proceedings, pending or threatened against it.

Commitments

The Company leases two buildings in Houston, Texas and a warehouse facility in Gull Lake, Saskatchewan under operating leases. The Company entered into a two-year lease agreement in October 2014, for 7,805 square feet of office space in Houston's Westchase District for approximately $18,000 per month. The Company does not intend to renew this lease upon expiration in October 2016. The Company's original Houston building lease, which contains office space, warehouse space and a laboratory, expires in May 2017 and is leased for $11,000 per month. The Saskatchewan warehouse is a month-to-month lease which rents for C$1,000 per month and is cancelable with 30 days notice.

Approximate minimum future rental payments under these noncancelable operating leases as of March 31, 2016 are as follows (in thousands):

Year Ending March 31,
(Unaudited)

2017	240
2018	21
$261

Total rent expense was approximately $71,000 and $90,000 for the three months ended March 31, 2015 and March 31, 2016, respectively.

NOTE 11 - STOCK-BASED COMPENSATION

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

Stock-based compensation expense, included primarily in selling, general and administrative expense, was $432,000 and $233,000 for the three months ended March 31, 2015 and March 31, 2016, respectively. The Company has future unrecognized compensation expense for nonvested shares at March 31, 2016 of $1.8 million with a weighted average vesting period of 2.7 years.

Stock Option Awards:

The Company has computed the fair value of all options granted during the year ended December 31, 2015, using the Black-Scholes option pricing model using the following assumptions:

Year ended December 31,
2015

Risk-free interest rate	1.55%
Expected volatility	66%
Expected dividend yield	—
Expected life (in years)	6.00
Expected forfeiture rate	—

The following table summarizes the activity of the Company’s plan related to stock options:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Outstanding as of December 31, 2015	2,834,635	$1.01	6.9	$89,000
Awarded (unaudited)	—
Exercised (unaudited)	—
Forfeited or Expired (unaudited)	(61,864)	2.86
Outstanding as of March 31, 2016 (unaudited)	2,772,771	$0.96	6.57	$—
Exercisable as of December 31, 2015	1,934,605	$0.84	5.7	$89,000
Exercisable as of March 31, 2016 (unaudited)	1,999,231	$0.91	5.5	$—

The weighted-average grant date fair value for equity options granted during the three months ended March 31, 2015 was $2.40. There were no option awards issued in the three months ended March 31, 2016. The total fair value of options vested during the three months ended March 31, 2015 and March 31, 2016 was $60,000 and $127,000, respectively.

Restricted Share Awards:

In addition to options the Company has granted restricted share awards to certain executives and members of the board of directors. The following table shows a summary of restricted stock activity for the three months ended March 31, 2016:

	Shares	Weighted-average grant date fair value
Non-vested awards outstanding, December 31, 2015	844,592	$2.67
Vested	(157,387)	2.99
Forfeited	(38,265)	1.96
Non-vested awards outstanding, March 31, 2016	648,940	$2.64

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

The following table sets forth the operating segments of the Company and the associated revenues and expenses (in thousands):

	Oil and Gas	AERO Services	Corporate	Total
	(Unaudited)
Three Months Ended March 31, 2015
Revenues	$2,000	$567	$—	$2,567
Total operating expenses	2,392	521	2,192	5,105
Depreciation, depletion and amortization	953	100	15	1,068
Loss from operations	(1,345)	(54)	(2,207)	(3,606)

Other income (expense), net	1,369	—	(730)	639

Income tax expense	—	—	17	17

Net income (loss)	24	(54)	(2,954)	(2,984)

	Oil and Gas	AERO Services	Corporate	Total
	(Unaudited)
Three Months Ended March 31, 2016
Revenues	$1,024	$174	$—	$1,198
Total operating expenses	1,891	273	1,752	3,916
Depreciation, depletion and amortization	375	90	41	506
Loss from operations	(1,242)	(189)	(1,793)	(3,224)

Other income (expense), net	155	—	(332)	(177)

Income tax benefit	—	—	—	—

Net loss	(1,087)	(189)	(2,125)	(3,401)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements as of March 31, 2016 and for the three months ended March 31, 2016 and 2015 included elsewhere herein, and with our annual report on Form 10-K for the year ended December 31, 2015. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors” in Item 1A of our annual report and elsewhere in this quarterly report. See “Cautionary Note Regarding Forward-Looking Statements” above.

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
Our goal is to acquire and redevelop additional mature oil fields with historically long-lived, predictable production profiles that fit our criteria for the AERO System. We target mature sandstone assets onshore in North America with good permeability and production supported by waterflood or waterdrive systems, or with clear potential for waterflooding. We believe our acquisition strategy can enhance the revenues, cash flows and returns from such oil fields through waterflood optimization and implementation of our AERO System of enhanced oil recovery. We believe this strategy will enable us to further demonstrate the efficacy of our AERO System while allowing us to capture the increase in revenues and ultimate recovery. The decrease in oil prices over the past 18 months has made it difficult to acquire oil assets as potential sellers are hesitant to sell at depressed prices. Additionally, lenders and investors have tended to limit new financings for the E&P industry. Therefore, Glori's ability to execute on its acquisition strategy will depend on relative stability in oil prices and on its ability to raise capital.

Glori’s goal is also to acquire fields which may have no current production but have excellent reservoir qualities, are compatible with our AERO technology, and have significant original oil in place remaining. We believe there are significant opportunities onshore U.S. to acquire and reconstitute such previously abandoned fields and capture significant economic quantities of oil which have been left behind by the industry. Additionally, since these inactive fields may not have produced any oil for many years, they can be acquired at low prices, when compared to producing assets. In connection with this initiative to regenerate and enhance abandoned mature fields, we applied to the United States Department of Energy’s Loan Programs Office (“LPO”) for a $150 million loan guarantee in connection with projects to apply AERO technology to previously abandoned reservoirs in the U.S. We have identified several candidate reservoirs as potential project sites. Based on LPO’s evaluation of Part I of our application, on March 1, 2016, LPO invited Glori to submit Part II of its application. We are currently in the process of submitting Part II of the application. We cannot, however, predict the ultimate outcome of the application or whether a loan guarantee eventually will be issued.

Glori Energy Technology Inc., a Delaware corporation (formerly Glori Energy Inc.) ("GETI"), was incorporated in November 2005 (as successor in interest to Glori Oil LLC) to increase production and recovery from mature oil wells using state of the art biotechnology solutions.

On January 8, 2014, GETI entered into a merger and share exchange agreement with Infinity Cross Border Acquisition Corporation ("INXB") and certain of its affiliates, Glori Acquisition Corp., Glori Merger Subsidiary, Inc., and Infinity-C.S.V.C. Management Ltd., as INXB Representative (such transaction, the "Merger"). On April 14, 2014, the Merger was consummated. We obtained effective control of INXB subsequent to the Merger and thus the Merger was accounted for as a reverse acquisition and recapitalization of the Company. Subsequent to the Merger, our shareholders retained a substantial majority of voting interest and positions on the Board of Directors. Additionally our management was retained and our operations comprise the ongoing operations post-Merger. In connection with the Merger, we received approximately $24.7 million, net of certain expenses and fees, and approximately $13.7 million in cash from the private placement of common stock for total proceeds of $38.4 million.

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

Net loss for the first quarter of 2016 was $3.4 million or $0.11 per share. This compares to a first quarter 2015 net loss of $3.0 million, or a loss of $0.09 per share.

Revenues for the first quarter of 2016 were $1.2 million, reflecting a decrease of $1.4 million from the first quarter of 2015. Oil and gas revenues decreased to $1.0 million from $2.0 million in the first quarter 2015 due to a 38% decrease in average oil prices received and a 17% decrease in oil volumes produced and sold in the first quarter of 2016. Revenues from our AERO technology services segment decreased to $174 thousand in the first quarter of 2016 from $567 thousand, a decrease of 69% from the first quarter of 2015 due to a decline in the number of new projects in the 2016 period. Although our AERO System is a low cost enhanced oil recovery solution, our 2016 service revenues have been adversely affected by the continued suspension of E&P industry spending on new projects as a result of the sharp drop in oil prices.

During the first quarter of 2016, we produced 36,101 net barrels of oil equivalents ("BOE") or approximately 397 net BOE per day, including 32,728 barrels of oil and 20,236 thousand cubic feet of natural gas, and received an average realized price of $30.65 per barrel and $1.11 per thousand cubic foot. We utilized 8,740 thousand cubic feet of natural gas production in operations at the Bonnie View field during the quarter. After the effect of oil price swap settlements, our oil price per barrel for the quarter was approximately $65.86 per barrel. Production from liquids (oil and condensate) represented approximately 91% of total production. Total production in the first quarter of 2016 decreased approximately 15% from fourth quarter 2015 production primarily due to shutting in certain marginally profitable wells in the Coke Field in order to reduce lease operating expenses. First quarter 2015 production was 481 net BOE per day with an average realized price of $49.43 per barrel and $1.53 per thousand cubic foot. Including the effect of oil price swap settlements, the average realized oil price per barrel was $78.21 in the first quarter of 2015.

We had price swap derivatives in place covering approximately 67% of our oil and condensate production for the first quarter of 2016. We continue to maintain price swaps covering a portion of our estimated future production. In the first quarter ended March 31, 2016, we recorded a net gain on commodity derivatives of approximately $155 thousand, which was net of a $1.0 million unrealized loss due to an increase in NYMEX oil futures prices from the beginning to the end of the quarter. In the previous year's first quarter, we recorded a gain on commodity derivatives of $1.4 million, which included $223 thousand in realized cash settlements received.

Results of Operations

Historical Results of Operations for Glori

The following table sets forth selected financial data for the periods indicated (in thousands):

	Three months ended March 31,
	2015	2016
Revenues:
Oil and gas revenues	$2,000	$1,024
Service revenues	567	174
Total revenues	2,567	1,198

Operating expenses:
Oil and gas operations	2,392	1,891
Service operations	521	273
Science and technology	474	334
Selling, general and administrative	1,718	1,418
Depreciation, depletion and amortization	1,068	506
Total operating expenses	6,173	4,422

Loss from operations	(3,606)	(3,224)

Other income (expense):
Interest expense	(715)	(343)
Gain on commodity derivatives	1,369	155
Other (expense) income	(15)	11
Total other income (expense), net	639	(177)

Income tax expense	17	—

Net loss	$(2,984)	$(3,401)

The following table sets forth selected production data for the periods indicated:

	Three Months Ended March 31,
	2015	2016
Revenues (in thousands):
Oil revenues	$1,968	$1,011
Natural gas revenues	32	13
Total oil and gas revenues	$2,000	$1,024

Sales volumes:
Oil volumes (MBbls)	40	33
Gas volumes (MMcf)	21	11
Gas volumes (MBoe)	3	2
Total volumes (MBoe)	43	35

Price:
Average oil price received per Bbl	$49.43	$30.65
Average oil price per Bbl including price swap settlements	$78.21	$65.86
Average gas price per Mcf	$1.53	$1.11

The following table details oil and gas operations expense for the periods indicated (in thousands):

	Three months ended March 31,
	2015	2016
Lease operating expense	$1,422	$1,281
Ad valorem taxes	138	47
Severance taxes	92	48
Acquisition expenses	26	25
Oil and gas overhead expense	714	490
Oil and gas operations expense	$2,392	$1,891

Three Months Ended March 31, 2015 and 2016

Oil and gas revenues. Oil and gas revenues decreased by $1.0 million, or 49%, from $2.0 million in the three months ended March 31, 2015 to $1.0 million in the three months ended March 31, 2016. The decrease was primarily the result of a 38% decrease in average oil prices received and a 17% decrease in oil volumes produced and sold.

Service revenues. Service revenues decreased by $393 thousand, or 69%, from $567 thousand in the three months ended March 31, 2015 to $174 thousand in the three months ended March 31, 2016. The decrease was due to several field projects that concluded during 2015 which were ongoing during all or part of the prior year period. Service revenues have continued to be adversely impacted by the decrease in oil prices which resulted in significant decreases in spending by our exploration and production customers and prospects.

Oil and gas operations. Oil and gas operating expenses decreased by $501 thousand, or 21%, from $2.4 million in the three months ended March 31, 2015 to $1.9 million in the three months ended March 31, 2016. Overhead expenses decreased $224 thousand due to decreases in third party consulting fees and a reduction in salaries and benefits. Lease operating expenses ("LOE") decreased by a net $141 thousand primarily due to a $250 thousand decrease in Coke Field expenses due to cost reduction efforts including the shutting in of uneconomic wells in the lower oil price environment. LOE also decreased by $96 thousand due to the sale of the Etzold Field in July 2015. These decreases in LOE were partially offset by the addition of $205 thousand in expenses for the Bonnie View Field, which was purchased in June 2015. The overall decrease in oil and gas operating expenses also included a decrease of $91 thousand in ad valorem tax expense due to a revised tax assessment and a $44 thousand reduction in severance taxes due to sustained lower oil prices and revenues.

Service operations. Service operations expense decreased by $248 thousand, or 48%, from $521 thousand in the first quarter of 2015 to $273 thousand in the first quarter 2016. Approximately $137 thousand of the decrease is attributable to reduced project costs related to two domestic field projects, which concluded during February and July 2015. The remaining decrease is primarily attributable to reduced project costs related to a Canadian project which concluded during July 2015 and a decrease in service operations headcount.

Science and technology. Science and technology expenses decreased by $140 thousand from $474 thousand in the three months ended March 31, 2015 to $334 thousand in the three months ended March 31, 2016 mostly due to a decrease of $84 thousand in compensation and benefits due to a decreased headcount and a decrease of $47 thousand in lab supplies and travel related to a decrease in Analysis Phase services projects.

Selling, general and administrative ("SG&A"). SG&A expenses decreased by $300 thousand, or 17%, from $1.7 million in the three months ended March 31, 2015 to $1.4 million in the three months ended March 31, 2016. The decrease was primarily attributable to a decrease of $492 thousand from cost cutting measures in salaries, benefits, travel and certain other back office expenses. Increases in consulting and other third party professional fees expenses partially offset the overall decrease in SG&A.

Depreciation, depletion and amortization ("DD&A"). DD&A decreased from $1.1 million in the three months ended March 31, 2015 to $506 thousand in the three months ended March 31, 2016. The overall decrease was due to a decrease in depletion expense of $565 thousand related to the December 2015 impairment of the Coke Field as a result of the oil price decline. Depletion expense for the first quarter of 2016 was calculated based on a lower asset value as compared to the first quarter of 2015 as a result of impairment during the fourth quarter of 2015.

Total other income (expense), net. Total other income (expense), net, decreased $816 thousand from an income of $639 thousand in the three months ended March 31, 2015 to an expense of $177 thousand in the three months ended March 31, 2016. Our commodity price swaps that were entered into in connection with the acquisition of the Coke Field in March 2014 resulted in a net gain of $155 thousand in the three months ended March 31, 2016 compared to a gain of $1.4 million in the prior year period. In the 2016 period, the derivative gain consisted of an $1.2 million realized gain on price swap settlements, which was offset by a $1.0 million unrealized loss on the change in fair value of future settlements due to an increase in NYMEX oil futures prices from the beginning to the end of the quarter. In the 2015 period, the commodity derivative gain consisted of a $1.1 million realized gain on price swap settlements and a $223 thousand unrealized gain on the change in fair value of future settlements. Interest expense also decreased $372 thousand compared to the first quarter of 2015 due to the repayment of debt, including debt used to partially fund the Coke Field acquisition and the $8.0 million secured term promissory note which was prepaid in March 2015.

Liquidity and Capital Resources

Our primary sources of liquidity and capital since our formation have been proceeds from equity issuances and borrowings. To date, our primary use of capital has been to fund acquisitions, principally the purchase of the Coke Field, to fund our operations and for payments on debt.

As of May 10, 2016, the Company does not have any lines of credit available to it. At March 31, 2016, we had a working capital deficit of $3.1 million, made up of current assets of $8.8 million and current liabilities of $11.8 million. The current asset balance is comprised of cash and cash equivalents of $5.0 million, accounts receivable of $935 thousand, commodity derivative contracts receivable of $2.4 million, and prepaid expenses and other current assets of $385 thousand. Included in current liabilities is $1.1 million in accounts payable, $648 thousand in accrued expenses, and $10.1 million in current portion of long-term debt.

On October 23, 2015, we received a notice from the Listing Qualifications Department of the NASDAQ Stock Market LLC indicating that, for the previous 30 consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share required for continued inclusion on The NASDAQ Capital Market under NASDAQ Listing Rule 5550(a)(2). The Company was afforded 180 calendar days, or until April 20, 2016, to regain compliance with the minimum bid price requirement. In order to regain compliance, shares of the Company’s common stock must maintain a minimum bid closing price of at least $1.00 per share for a minimum of ten consecutive business days, subject to NASDAQ's discretion to increase such ten-day period. On April 25, 2016, we received a letter from NASDAQ granting the Company an additional 180 days to regain compliance with the minimum bid price requirement. The Company has until October 17, 2016 to regain compliance with the bid price requirement. In addition, the Company must continue to meet the listing criteria, including maintaining stockholders' equity of at least $2.5 million. If the Company continues to have net losses, it will need to sell equity in order to continue to meet this requirement. The notification letter has no immediate effect on Glori’s listing or trading of common stock, does not affect the Company’s business operations or its SEC reporting requirements and does not cause a default under any material agreement.

The Company will continue to execute its business strategy and, if necessary, will consider implementing available options to attempt to regain compliance with the minimum bid price requirement of NASDAQ Listing Rule 5810(c)(3)(A), including a reverse stock split and to continue to maintain its stockholders' equity requirement. If our common stock is delisted, it would likely trade in the over-the-counter market. Such NASDAQ delisting or further declines in our stock price could greatly impair our ability to raise additional capital to finance additional capital expenditures and could significantly increase the ownership dilution to shareholders caused by our issuing equity in financing or other transactions.

Contingent on our ability to obtain financing, we intend to pursue additional acquisitions of oil assets in which to deploy the AERO System. Planned capital expenditures for the next twelve months consist of approximately $200 thousand to $500 thousand for existing field operations. We will adjust the amount and timing of our capital spending dependent upon our cash on hand, our cash flow from operations and the availability of capital. As of March 31, 2016, we did not have any commitments for the acquisition of oil properties or any other significant capital commitments.

The price of oil fluctuated during the first quarter of 2016, and ultimately decreased 1% based on the Cushing, Oklahoma - West Texas Intermediate spot prices of $37.13 per barrel on January 1, 2016 and $36.94 on March 31, 2016. Subsequent to March 2016, the oil price rose to approximately $45 per barrel as of May 2, 2016. See ITEM 3. Quantitative and Qualitative Disclosures About Market Risk for discussion on the potential impact of an oil price decline.

Revenues and cash flows from our existing oil properties represent the majority of our cash from operating activities until we complete other acquisitions of oil producing assets or experience significant growth in our services revenues. Operating cash flow from our existing oil properties, after direct operating expenses and related overhead costs, are principally dedicated to servicing the $10.3 million term note. We currently have hedges in place totaling 6,550 barrels per month at $82.46 per barrel for the remainder of 2016. While we have entered into hedges for a portion of our oil production during 2016, revenues and cash flows from our oil properties and AERO services have been adversely affected by the depressed oil prices. As a small company with an emerging technology we have not historically generated positive cash flows, and we do not currently generate positive cash flows from operations.

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

Finally, we applied to the United States Department of Energy’s Loan Programs Office (“LPO”) for a $150MM loan guarantee in connection with projects applying AERO to previously abandoned reservoirs in the U. S. Based on LPO’s evaluation of Part I of our application, in March 2016, LPO invited Glori to submit Part II of its application. We are currently in the process of submitting the Part II portion of its application, however, we cannot predict the ultimate outcome of our application and whether a loan guarantee will be issued. It is currently anticipated that the loan guarantee, if issued, will fund up to 80% of project costs with the balance to be raised and contributed by Glori.

We will need to raise financing over the next twelve months to fund our operations and to repay or refinance the term note issued by GEP of $10.3 million which matures in March 2017. We have taken steps which, if successful, we believe will facilitate raising additional financing. However, we may have difficulty obtaining such financing as a result of the decrease in oil prices, our negative cash flows from operations and the significant decrease in our share price. Failure to obtain additional financing would have a material adverse effect on our business operations and financial condition.

On March 18, 2016, GEP entered into an amendment (the “Amendment”) to the note purchase agreement dated as of March 14, 2014 between GEP and Stellus Capital Investment Corporation, as administrative agent (as amended and in effect, the “NPA”), governing GEP’s senior secured first lien notes due March 2017 (the “Notes”). Among other things, the Amendment removed all financial covenants and collateral value redetermination requirements contained in the NPA. In connection with the Amendment, effective as of April 1, 2016, the interest rate payable on the Notes will increase by 200 bps to 13.0% per annum, with the increase to be “paid in kind”, at GEP’s election, by increasing the outstanding principal amount of the Notes, and principal and interest payments will be payable monthly rather than quarterly. GEP also agreed to receive additional funds from the Company to meet its payment obligations, if necessary, including monthly principal and interest payments on the Notes, but not the unpaid balance of the Notes on the final maturity date thereof or upon any acceleration thereof. Without this amendment we likely would not have been able to meet all of our financial covenants in the future.

The following table sets forth the major sources and uses of cash for the periods presented (in thousands):

	Three Months Ended March 31,
	2015	2016
Net cash used in operating activities	$(3,928)	$(2,035)
Net cash used in investing activities	$(424)	$(979)
Net cash used in financing activities	$(1,924)	$(321)

Operating Activities

During the three months ended March 31, 2016, our operating activities used $2.0 million in cash. Our net loss for the three months ended March 31, 2016 was $3.4 million. Non-cash items totaled an expense of $1.8 million, consisting of $506 thousand of depreciation, depletion and amortization, $1.0 million for an unrealized loss on the change in fair value of commodity derivatives, $233 thousand for stock based compensation expense, and $56 thousand for amortization of deferred loan costs. Changes in operating assets and liabilities reduced net cash by $436 thousand for the period. The cash decrease from changes in operating assets and liabilities was caused by a decrease in accounts payable of $441 thousand, a decrease in accrued expenses of $445 thousand, and an increase in prepaid expenses and other current assets of $71 thousand. These uses of cash were partially offset by a decrease in accounts receivable of $521 thousand. The decrease in accounts payable and accrued expenses was due to ad valorem taxes payable which are paid out during the first quarter, invoices related to AERO phase II which was concluded in early March, and a reduction in accrued interest as we had three months of accrued interest for our long-term debt as of December 31, 2015 and only one month as of March 31, 2016.

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

Our future cash flow from operations will depend on many factors including our ability to acquire oil fields, successfully deploy our AERO System technology on such oil fields, oil prices and our ability to reduce our expenses. Other variables affecting our cash flow from operations are the adoption rate of our technology and the demand for our services, which is also impacted by the level of oil prices and the capital expenditure budgets of our customers and potential customers.

Investing Activities

Our capital expenditures were $979 thousand for the three months ended March 31, 2016 compared to $424 thousand for the three months ended March 31, 2015. For the three months ended March 31, 2016, a majority of the capital expenditures were associated with implementing phase II of our AERO System technology at the Coke Field, including the drilling of a water source well and the re-entry of two plugged wells for the injection of AERO nutrients. phase II commenced during March 2016 with the injection of nutrients into two wells. A majority of the capital expenditures for the three months ended March 31, 2015 were related to efforts directly associated with unitizing the Coke Field Assets, including the purchase of adjacent leases to be included in the unit, as we prepared to deploy phase I of our AERO System technology. Phase I commenced during the third quarter of 2015 with the injection of nutrients into one well.

Financing Activities

During the three months ended March 31, 2016, cash used by financing activities was $321 thousand consisting of $196 thousand in principal payments on long-term debt, $85 thousand in deferred charges related to our loan guarantee application to the United States Department of Energy’s LPO, and $40 thousand in annual administrative fees related to our senior secured term loan.

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

Contractual Obligations and Commercial Commitments

At March 31, 2016, we had contractual obligations and commercial commitments as follows (in thousands):

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating lease obligations(1)	$261	$240	$21	$—	$—
Asset retirement obligation(2)	1,565	67	242	672	584
Long-term debt(3)	11,702	11,657	20	20	5
Total	$13,528	$11,964	$283	$692	$589

(1)	Our commitments for operating leases primarily relate to the leases of office and warehouse facilities in Houston, Texas and warehouse facilities in Gull Lake, Saskatchewan.

(2)	Relates to our oil properties, net of accretion.

(3)	Includes expected future interest payments.

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

The core principle of the new guidance is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The standard creates a five-step model that requires companies to exercise judgment when considering the terms of a contract and all relevant facts and circumstances. The standard allows for two transition methods: (a) a full retrospective adoption in which the standard is applied to all of the periods presented, or (b) a modified retrospective adoption in which the standard is applied only to the most current period presented in the financial statements, including additional disclosures of the standard’s application impact to individual financial statement line items.This standard is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. We are currently evaluating this standard and the impact it will have on our future revenue recognition policies.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15: Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (ASU 2014-15). ASU 2014-15 asserts that management should evaluate whether there are relevant conditions or events that are known and reasonably knowable that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued or are available to be issued when applicable. If conditions or events at the date the financial statements are issued raise substantial doubt about an entity’s ability to continue as a going concern, disclosures are required which will enable users of the financial statements to understand the conditions or events as well as management’s evaluation and plan. ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter; early application is permitted. We are currently evaluating this standard and the impact it will have on our consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, "Interest—Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs" (ASU 2015-03). ASU 2015-03 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015 and early adoption is permitted. Prior GAAP guidance mandates recognizing debt issuance costs as a deferred charge. Such treatment is different from the guidance in International Financial Reporting Standards (IFRS), which requires that transaction costs be deducted from the carrying value of the financial liability and not recorded as separate assets. Additionally, the requirement to recognize debt issuance costs as deferred charges conflicts with the guidance in FASB Concepts Statement No. 6, Elements of Financial Statements, which states that debt issuance costs are similar to debt discounts and in effect reduce the proceeds of borrowing, thereby increasing the effective interest rate. Concepts Statement 6 further states that debt issuance costs cannot be an asset because they provide no future economic benefit. To simplify presentation of debt issuance costs, the amendments in this Update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this Update. Glori adopted this standard during the first quarter of 2016. See Part I, Item 1. Note 2 of this report for a discussion of the impact of ASU No. 2015-03.

In November 2015, the FASB issued Accounting Standards Update No. 2015-17: Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (ASU 2015-17). ASU 2015-17 is part of an initiative to reduce complexity in accounting standards. Current GAAP requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. However, this classification does not generally align with the time period in which the recognized deferred tax amounts are expected to be recovered or settled. To simplify the presentation of the deferred income taxes, ASU 2015-17 requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The current requirement that deferred tax liabilities and assets of an entity be offset and presented as a single amount is not affected by the amendments of ASU 2015-17. For public entities, ASU 2015-17 is effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years; early application is permitted. During the first quarter of 2016 Glori chose to adopt the standard. Because the Company has applied a 100% valuation allowance to its net deferred tax asset, there are no deferred tax accounts reported in the consolidated balance sheet as of March 31, 2016. This Standard would have otherwise been effective for the Company’s fiscal year beginning January 1, 2017, but Management believes that the revised presentation more realistically reflects the Company’s financial position related to deferred income taxes. As allowed by the Standard, the company has elected to apply the provisions prospectively, and accordingly, has not adjusted deferred tax accounts retrospectively for any earlier periods.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02: Leases (Topic 842). The main objective of ASU 2016-02 is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The main difference between previous GAAP and Topic 842 is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. ASU 2016-02 requires lessees to recognize assets and liabilities arising from leases on the balance sheet. ASU 2016-02 requires disclosures by lessees and lessors to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. For public entities, ASU 2016-02 is effective for financial statements issued for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years; early application is permitted. We are currently evaluating this standard and the impact it will have on our consolidated financial statements.

In March 2016, the FASB issued Accounting Standards Update (ASU) 2016-09, which seeks to simplify accounting for share-based payment transactions including income tax consequences, classification of awards as either equity or liabilities, and the classification on the statement of cash flows. The new standard requires the Company to recognize the income tax effects of awards in the income statement when the awards vest or are settled. The guidance is effective for fiscal years beginning after December 15, 2016.  Early adoption is permitted and if an entity early adopts the guidance in an interim period, any adjustments must be reflected as of the beginning of the fiscal year that includes that interim period. The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Commodities Risk

Our major commodity price risk exposure is to the prices received for our oil production. Our results of operations and operating cash flows are affected by changes in market prices. Realized commodity prices received for our production are the spot prices applicable to oil in the region produced. Prices received for oil, condensate, and natural gas, none of which are for trading purposes, are volatile and unpredictable and are beyond our control, none of which are for trading purposes. To mitigate a portion of the exposure to adverse market changes, we have entered into derivative instruments. For the three months ended March 31, 2016, a 10% change in the prices received for oil, condensate, and natural gas production would have had an approximate $102 thousand impact on our revenues prior to commodity derivatives which partially mitigate our commodity pricing risk. See NOTE 5 in the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this report for additional information regarding our commodity derivative activities.

Interest Rate Risk

Our floating rate loan facilities expose us to interest rate risk. Our two major credit facilities outstanding are based on interest at floating rates that are subject to increase based upon certain increases in the prime rate or LIBOR. Therefore upward fluctuations in interest rates expose us to additional interest payments. As of March 31, 2016, our total long-term debt was $10.3 million. An increase of 100 basis points in both the prime and LIBOR interest rate will expose us to a $26,000 quarterly increase in interest.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of March 31, 2016. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2016, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be subject to legal proceedings and claims that arise in the ordinary course of business. We are not a party to any material litigation or proceedings and not aware of any material litigation or proceedings, pending or threatened against us.

Item 1A. Risk Factors

In addition to the disclosures in this report, see the risk factors discussed in the section "Risk Factors", beginning on page 14, of Item 1A. to our Annual Report on Form 10-K filed March 23, 2016 for discussion of other risk factors. Those risk and uncertainties are not the only ones facing us, and there may be additional matters of which we are unaware or that we currently consider immaterial. All of those risks and uncertainties could adversely affect our business, financial condition, and/or results of operations

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit	Description
3.1	Amended and Restated Certificate of Incorporation of Glori Energy Inc. (incorporated by reference to Exhibit 3.3 of the Company's Form 8-K/A, filed May 2, 2014)
3.2	Amended and Restated Bylaws of Glori Energy, Inc. (incorporated by reference to Exhibit 3.4 of the Company's Form 8-K, filed April 18, 2014)
3.3	Amended and Restated Bylaws of Glori Energy, Inc. (incorporated by reference to Exhibit 3.3 of the Company's Form 10-K, filed March 23, 2016)
10.1
Fourth Amendment to the Note Purchase Agreement made and entered into as of March 18, 2016, between Glori Energy Production Inc., Stellus Capital Investment Corporation and each of the holders signatory thereto (incorporated by reference to Exhibit 10.16 of the Company's Form 10-K, filed March 23, 2016.

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

May 13, 2016
Date

Glori Energy Inc.
Registrant

By:	/s/ Victor M. Perez
Victor M. Perez Chief Financial Officer (Principal Financial Officer)