Form 10-Q
period 2016-06-30
Glori Energy Inc.
filed 2016-08-11
CIK 1597131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act). ☐ Yes ☑ No
There were 32,382,111 common shares outstanding on August 9, 2016.

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

These forward-looking statements are neither historical facts nor are they guarantees of future performance. These statements are based on management’s expectations that involve a number of business risks and uncertainties, any of which could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors, most of which are difficult to predict and many of which are beyond our control, including the factors described under “Risk Factors”, that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. Such risks and uncertainties include, among other things:

•	our ability to continue as a going concern;

•	the potential delisting of our common stock from NASDAQ;

•	our ability to secure additional capital to fund operations;

•	our ability to service our debt and make future required payments;

•	the sustained or an increased decline of oil and gas commodity prices;

•	increase in oil production rate and ultimate quantity of oil recovered using our AERO System;

•	the percentage of the world’s reservoirs that are suitable for our AERO System;

•	our ability to prove our technology and develop and maintain positive relationships with our customers and prospective customers;

•	competition and competitive factors in the markets in which we operate;

•	demand for our AERO System and our expectations regarding future projects;

•	adaptability of our AERO System and our development of additional capabilities that will expand the types of oil fields to which we can apply our technology;

•	our plans and ability to acquire and develop additional currently producing mature oil fields and the AERO System’s impact on these fields;

•	our plans to develop some abandoned and low producing mature oil fields;

•	the expected cost of recovering oil using our AERO System in our projects;

•	potential environmental or other liabilities associated with our acquired properties;

•	any projections, including earnings, revenues, expenses or any other financial items;

•	the impact of legislation and regulations on our operations;

•	our ability to compete with other enhanced oil recovery methods;

•	our ability to generate positive cash flows, including from the acquisition of oil producing properties, increases in oil prices, and improvement in our AERO System revenues;

•	our cash needs and expectations regarding cash flow from operations;

•	our ability to manage and grow our business and execution of our business strategy;

•	our financial performance;

•	our estimates of oil reserves; and

•	the costs associated with being a public company.

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

PART I - FINANCIAL INFORMATION

Item 1: Financial Statements

GLORI ENERGY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31, 2015	June 30, 2016
		(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$8,380	$3,144
Accounts receivable	1,456	792
Commodity derivatives	3,411	1,243
Prepaid expenses and other current assets	314	297
Total current assets	13,561	5,476

Property and equipment:
Proved oil and gas properties - successful efforts	48,454	49,772
Other property and equipment	6,439	6,522
	54,893	56,294

Less: accumulated depreciation, depletion and amortization	(47,578)	(48,497)
Total property and equipment, net	7,315	7,797

Deferred charges	—	228
Deferred tax asset	1,161	—
Total assets	$22,037	$13,501

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,430	$644
Accrued expenses	1,180	1,214
Current portion of long-term debt shown net of unamortized deferred loan costs of $191 and $156 as of December 31, 2015 and June 30, 2016, respectively	289	10,067
Current deferred tax liability	1,161	—
Total current liabilities	4,060	11,925

Long-term liabilities:
Long-term debt, less current portion shown net of unamortized deferred loan costs of $36 as of December 31, 2015	10,009	37
Asset retirement obligation	1,457	1,403
Total long-term liabilities	11,466	1,440
Total liabilities	15,526	13,365

Commitments and contingencies (Note 10)

Stockholders' equity:
Preferred stock, $.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding as of December 31, 2015 and June 30, 2016	—	—
Common stock, $.0001 par value, 100,000,000 shares authorized, 31,861,357 and 32,115,998 shares issued and outstanding as of December 31, 2015 and June 30, 2016, respectively	3	3
Additional paid-in capital	106,934	107,207
Accumulated deficit	(100,426)	(107,074)
Total stockholders' equity	6,511	136
Total liabilities and stockholders' equity	$22,037	$13,501

The accompanying notes are an integral part of these consolidated financial statements.

GLORI ENERGY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016
	(Unaudited)		(Unaudited)
Revenues:
Oil and gas revenues	$2,136	$1,163	$4,136	$2,187
Service revenues	496	72	1,063	246
Total revenues	2,632	1,235	5,199	2,433

Operating expenses:
Oil and gas operations	2,500	1,240	4,892	3,131
Service operations	534	213	1,055	486
Science and technology	629	309	1,103	643
Selling, general and administrative	1,534	1,403	3,252	2,821
Depreciation, depletion and amortization	1,039	496	2,107	1,002
Total operating expenses	6,236	3,661	12,409	8,083

Loss from operations	(3,604)	(2,426)	(7,210)	(5,650)

Other income (expense):
Interest expense	(530)	(392)	(1,245)	(735)
(Loss) gain on commodity derivatives	(980)	(437)	389	(282)
Other income (expense)	10	2	(5)	13
Total other expense, net	(1,500)	(827)	(861)	(1,004)

Net loss before taxes on income	(5,104)	(3,253)	(8,071)	(6,654)

Income tax benefit	(188)	(6)	(171)	(6)

Net loss	(4,916)	(3,247)	$(7,900)	$(6,648)

Net loss per common share, basic and diluted	$(0.15)	$(0.10)	$(0.25)	$(0.21)

Weighted average common shares outstanding, basic and diluted	31,803	32,050	31,684	32,026

The accompanying notes are an integral part of these consolidated financial statements.

GLORI ENERGY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Stockholders' equity
	(Unaudited)

			Additional		Total
	Common stock		paid-in	Accumulated	stockholders'
	Shares	Par value	capital	deficit	equity

Balances as of December 31, 2015	31,861,357	$3	$106,934	$(100,426)	$6,511

Stock based compensation	254,641	—	273	—	273

Net loss	—	—	—	(6,648)	(6,648)

Balances as of June 30, 2016	32,115,998	$3	$107,207	$(107,074)	$136

The accompanying notes are an integral part of these consolidated financial statements.

GLORI ENERGY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2015	2016
	(Unaudited)
Cash flows from operating activities:
Net loss	$(7,900)	$(6,648)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization of property and equipment	2,107	1,002
Stock-based compensation	838	273
Bad debt expense	36	66
Amortization of deferred loan costs	194	110
Accretion of end-of-term charge	40	—
Unrealized loss on change in fair value of commodity derivatives	1,382	2,168
Non-cash increase in debt (paid-in-kind interest)	—	52
Accretion of discount on long-term debt	28	—
Changes in operating assets and liabilities:
Accounts receivable	186	598
Prepaid expenses and other current assets	(101)	17
Accounts payable	(1,437)	(786)
Deferred revenues	(620)	—
Accrued expenses	(587)	(116)
Net cash used in operating activities	(5,834)	(3,264)

Cash flows from investing activities:
Purchase of and additions to proved oil and gas property	(4,403)	(1,305)
Purchase of other property and equipment	(312)	(83)
Net cash used in investing activities	(4,715)	(1,388)

Cash flows from financing activities:
Proceeds from the exercise of stock options	130	—
Payments on long-term debt	(2,216)	(316)
Payments for deferred loan costs and deferred charges	(40)	(268)
Net cash used in financing activities	(2,126)	(584)

Net decrease in cash and cash equivalents	(12,675)	(5,236)

Cash and cash equivalents, beginning of period	29,751	8,380

Cash and cash equivalents, end of period	$17,076	$3,144

Non-cash financing and investing activities:
Asset retirement obligation assumed	432	13
Non-cash increase in debt (paid-in-kind interest)	—	52

Supplemental cash flow information:
Interest paid	$1,338	$805

The accompanying notes are an integral part of these consolidated financial statements.

GLORI ENERGY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS

Glori Energy Technology Inc., a Delaware corporation (formerly Glori Energy Inc.) ("GETI"), was incorporated in November 2005 (as successor in interest to Glori Oil LLC) to increase production and recovery from mature oil wells using state of the art biotechnology solutions.

Glori Energy Inc., GETI, Glori Canada Ltd., Glori Holdings Inc., Glori California Inc., OOO Glori Energy and Glori Energy Production Inc. ("GEP") are collectively referred to as the “Company” in the condensed consolidated financial statements.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

We have prepared the condensed consolidated financial statements included herein pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to these rules and regulations. In the opinion of management, these condensed consolidated financial statements contain all adjustments necessary to present fairly the Company’s condensed consolidated balance sheets as of December 31, 2015 and June 30, 2016 (unaudited), condensed consolidated statements of operations for the three and six months ending June 30, 2015 and June 30, 2016 (unaudited), condensed consolidated statement of stockholders’ equity for the six months ended June 30, 2016 (unaudited) and condensed consolidated statements of cash flows for the six months ended June 30, 2015 and June 30, 2016 (unaudited). All such adjustments represent normal recurring items. The financial information contained in this report for the three and six months ended June 30, 2015 and June 30, 2016, and as of June 30, 2016, is unaudited. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the year ended December 31, 2015 and the notes thereto.

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

Recently Adopted Accounting Pronouncements

In the first quarter of 2016, ASU No. 2015-03, "Interest--Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs" became effective for the Company. The standard moved the presentation of the Company's deferred loan costs from an asset to a contra-liability account thus reducing the liability balance of loans by the amount of the deferred loan costs. The deferred loan costs are amortized to interest expense over the life of the loan. The standard was applied retrospectively and accordingly the December 31, 2015 previously reported total current and non-current loan principal balance of $10,525,000 is now shown net of total deferred loan costs of $227,000 and the June 30, 2016 total current and non-current loan principal balance of $10,260,000 is now shown net of total deferred loan costs of $156,000. The change did not have an impact to net income.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15: Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (ASU 2014-15). ASU 2014-15 asserts that management should evaluate whether there are relevant conditions or events that are known and reasonably knowable that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued or are available to be issued when applicable. If conditions or events at the date the financial statements are issued raise substantial doubt about an entity’s ability to continue as a going concern, disclosures are required which will enable users of the financial statements to understand the conditions or events as well as management’s evaluation and plan. ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter; early application is permitted. Glori adopted this standard during the second quarter of 2016. Early adoption did not have an impact on the financial statements. See NOTE 3 of this report for a discussion about liquidity considerations and Glori's ability to continue as a going concern.

NOTE 3 - LIQUIDITY CONSIDERATIONS AND ABILITY TO CONTINUE AS A GOING CONCERN

As a small company with an emerging technology, the Company has generated negative cash flows from operations since inception. The downturn in the oil market has resulted in a decrease in oil revenues from Company-owned oil properties, and a decrease in AERO services revenues as the exploration & production ("E&P") industry significantly reduced its capital expenditures. As a result of these factors, the Company continues to generate negative cash flows from operations. The significant decrease in oil prices has also made it difficult for the Company to execute on its strategy of acquiring producing properties, which would contribute to its revenues and cash flows, due to potential sellers' reluctance to sell at distressed prices. Additionally, the current oil price environment has negatively affected the availability of capital to Glori and the E&P industry in general. These factors have also resulted in a dramatic decrease in the Company's share price, which also impacts the ability to raise new capital.

Cash has decreased from $8.4 million at December 31, 2015 to $3.1 million at June 30, 2016 due to the net cash used in operating activities of $3.3 million, the repayment of debt of $316 thousand, capital expenditures of $1.4 million and other uses of $300 thousand. As of August 2016, the Company does not have lines of credit available to it. As a result of the negative operating cash flows, the Company will need to raise capital over the next six to nine months to fund its operations and to repay or refinance the term note of $10.2 million, owed by GEP, which matures March 2017. The Company may have difficulty obtaining such additional financing as a result of the decrease in oil prices, its negative cash flows from operations and the significant decrease in its share price.

In order to address this challenging environment, the Company made significant cost reductions, both in its administrative and professional staff, and lease operating expenses. The Company has limited its capital spending primarily to the implementation of its AERO technology at the Coke field, most of which was completed in the first quarter of 2016. Additionally, the Company is actively pursuing alternatives to raise capital in order to funds its operations and position the Company to take advantage of identified opportunities to acquire abandoned fields which the Company believes have significant economic quantities of oil remaining and are compatible with its AERO technology. In August 2015, the Company implemented the first phase of AERO at the Coke field. In March 2016 it completed installation of phase II of AERO implementation. Phase II incorporates the addition of two AERO injection wells to increase the proportion of the field that is impacted by AERO technology. The Company now has three injection wells running in total.

Additionally, the Company applied to the United States Department of Energy’s Loan Programs Office (“LPO”) for a $150 million loan guarantee in connection with a project applying AERO to previously abandoned reservoirs in the U. S. Based on LPO’s evaluation of Part I of the application, in March 2016, LPO invited the Company to submit Part II of its application. In May 2016, the Company submitted Part II of the application, however, the ultimate outcome of the application and whether a loan guarantee will be issued cannot be predicted. It is currently anticipated that the loan guarantee, if issued, will fund up to 75% of project costs. The balance would need to be raised and contributed by the Company. If the loan guarantee is ultimately not issued by the LPO, or if the final terms of the loan guarantee are not advantageous, the Company plans to seek alternative financing to enable it to acquire and redevelop certain identified abandoned fields which fit its criteria.

On March 18, 2016, GEP entered into an amendment to the credit agreement on the senior secured term loan facility with its lender, Stellus Capital Investment Corporation, which had the effect of removing the financial ratio covenants and the semi-annual collateral value redeterminations until maturity in March 2017 (see NOTE 7).

On October 23, 2015, the Company received a notice from the Listing Qualifications Department of the NASDAQ Stock Market LLC indicating that, for the previous 30 consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share required for continued inclusion on The NASDAQ Capital Market under NASDAQ Listing Rule 5550(a)(2). The Company was afforded 180 calendar days, or until April 20, 2016, to regain compliance with the minimum bid price requirement. In order to regain compliance, shares of the Company’s common stock must maintain a minimum bid closing price of at least $1.00 per share for a minimum of ten consecutive business days, subject to NASDAQ's discretion to increase such ten-day period. On April 25, 2016, the Company received a letter from NASDAQ granting the Company an additional 180 days to regain compliance with the minimum bid price requirement. The Company has until October 17, 2016 to regain compliance with the bid price requirement. In addition, the Company must continue to meet the continued listing criteria, including maintaining stockholders' equity of at least $2.5 million. As a result of its net losses, including the impairment of oil and gas properties incurred in 2014 and 2015 as a result of the decrease in oil prices, the Company's stockholders' equity was below the required $2.5 million as of June 30, 2016. In order to maintain its NASDAQ listing, the Company will need to raise equity in the near-term in amounts sufficient to satisfy the $2.5 million stockholders' equity requirement. Additionally, based on the Company's recent share price, in order to meet the minimum $1.00 bid price per share requirement, the Company would most likely have to implement a reverse stock split which requires the approval of shareholders at a shareholder meeting. In light of the Company's non-compliance with these continuing listing requirements, the Company may elect to voluntarily delist from the NASDAQ. The Company is currently evaluating its alternatives. If the Company's common stock is delisted, it would likely trade in the over-the-counter market. In the event of termination of the Company's NASDAQ listing, the Company may determine to re-apply to re-establish its NASDAQ listing at such later date as the Company is able to meet the initial listing requirements. Such NASDAQ delisting or further declines in our stock price could impair our ability to raise additional capital to finance our operations and additional capital expenditures and could significantly increase the ownership dilution to shareholders caused by our issuing equity or other transactions. Glori's listing does not affect the Company’s business operations or its SEC reporting requirements and does not cause a default under any material agreement.

The significant risks, uncertainties, significant working capital deficit, historical operating losses and resulting cash used in operations described above raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements have been prepared on the going concern basis of accounting, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities and commitments, in the normal course of business. The consolidated financial statements do not include any adjustments that might result from the outcome of the going concern uncertainty.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	December 31, 2015	June 30, 2016
		(Unaudited)

Proved oil and gas properties - successful efforts	$48,454	$49,772
Unproved oil and gas properties	443	531
Construction in progress	594	594
Laboratory and warehouse facility	648	648
Laboratory and field service equipment	3,355	3,355
Office equipment, computer equipment, vehicles and other	1,399	1,394
	54,893	56,294

Less: accumulated depreciation, depletion and amortization (1)	(47,578)	(48,497)

Total property and equipment, net	$7,315	$7,797
(1) Excludes accretion of asset retirement obligation.

Depreciation, depletion, amortization and impairment consists of the following (in thousands):

	Three Months Ended June 30,
	2015	2016
Depreciation and amortization expense	$159	144
Depletion expense	840	312
Accretion of asset retirement obligation	40	40
Total depreciation, depletion and amortization of property and equipment	$1,039	$496

	Six Months Ended June 30,
	2015	2016
	(Unaudited)

Depreciation and amortization expense	$314	$295
Depletion expense	1,717	624
Accretion of asset retirement obligation	76	83
Total depreciation, depletion and amortization of property and equipment	$2,107	$1,002

On July 1, 2015 the Company sold its mineral interests in the "Etzold Field" located in Seward County, Kansas. The Etzold Field was originally purchased in 2010 as a greenfield lab to advance the development of the Company's AERO technology, and the operations have historically been included in the Company's Oil and Gas Segment (see NOTE 12). With the purchase of the larger Coke Field and with the Company's future acquisition plans, the Company made the strategic decision to divest the Etzold Field. Prior to the sale the Company had associated net assets of $89,000, which were composed primarily of the purchase and development charges less accumulated depreciation and depletion and associated liabilities of $435,000 related to the plugging and abandonment obligation associated with the Etzold Field. In exchange for the leasehold interest in the field, the Company received $75,000 and the purchaser's assumption of the related asset retirement obligation. The Company recognized a gain on the sale of $422,000. For the three months and six months ended June 30, 2015, the Company had revenues of $41 thousand and $57 thousand, respectively, and a net loss of $20 thousand and $104 thousand, respectively, associated with the Etzold Field.

On June 1, 2015, GEP executed a purchase and sale agreement to acquire certain proved oil and gas mineral leases in Refugio County, Texas (the “Bonnie View Field”) from a third party seller for $2,644,000. The carrying value of the Bonnie View Field assets is also increased by an asset retirement obligation associated with plugging and abandoning the Bonnie View Field assets of $432,000. The effective date of the purchase was May 1, 2015. The Bonnie View Field does not meet the definition of a significant acquisition which would require pro forma financial information.

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
The following table summarizes the financial assets measured at fair value, on a recurring basis as of December 31, 2015 and June 30, 2016 (in thousands):

	Fair value measurements using
	Level 1	Level 2	Level 3	Total

December 31, 2015
Short-term commodity derivatives, asset	$—	$3,411	$—	$3,411

	Fair value measurements using
	Level 1	Level 2	Level 3	Total
	(Unaudited)

June 30, 2016
Short-term commodity derivatives, asset	$—	$1,243	$—	$1,243

The Level 2 instruments presented in the table above consists of derivative instruments made up of commodity price swaps at December 31, 2015 and commodity swaps and put and call options at June 30, 2016. The fair values of the Company's commodity derivative instruments are based upon the NYMEX futures prices of oil compared to the contracted per barrel rate to be received or paid. For the swaps, the Company records a liability associated with the futures contracts when the futures price of oil is greater than the contracted per barrel rate to be received and an asset when the futures price of oil is less than the contracted per barrel rate to be received. For the oil put and call options (collars), the Company records a liability when the futures price of oil is greater than the contracted ceiling price to be received and an asset when the futures prices of oil is lower than the contracted floor to be received.

NOTE 6 - DERIVATIVE INSTRUMENTS

The Company utilizes derivative financial instruments to manage risks related to changes in oil prices. The Company is currently engaged in oil commodity price swaps where a fixed price is received from the counterparty for a portion of the Company's oil production. In return the Company pays a floating price based upon NYMEX oil prices. In June 2016, Glori executed option contracts including oil call agreements as well as oil put agreements covering certain portions of our anticipated 2017 oil production. No net premiums were paid as a result of these option agreements. Although these arrangements are designed to reduce the downside risk of a decline in oil prices on the covered production, they conversely limit potential income from increases in oil prices and expose the Company to the credit risk of counterparties. The Company endeavors to manage the default risk of counterparties by engaging in these agreements with only high credit quality companies and through the continuous monitoring of their performance.

As of June 30, 2016, the Company had the following open positions on outstanding commodity derivative contracts:

Period	Notional Amount (Bbl)	Swap ($/Bbl)	Floor ($/Bbl)	Ceiling ($/Bbl)

July 2016 - December 2016	39,300	$82.46
January 2017 - June 2017	18,100		$42.50	$55.60

The derivative contracts are carried at fair value on the condensed consolidated balance sheet as assets or liabilities. Derivatives for oil are netted on the Consolidated Balance Sheets as they are all contracts with the same counterparty. The following table presents the fair value and balance sheet location of each classification of commodity derivative contracts on a gross basis without regard to same-counterparty netting:

	Fair value as of
	December 31, 2015	June 30, 2016
Asset commodity derivatives:
Current assets	3,411	1,278
Current liabilities	—	(35)
Total commodity derivatives	3,411	1,243

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

The following tables summarize the unrealized and realized gain (loss) on commodity derivatives (in thousands):

	Three Months Ended June 30,
	2015	2016
	(Unaudited)

Unrealized loss on commodity derivatives	$(1,605)	$(1,161)
Realized gain on commodity derivatives	625	724
	$(980)	$(437)

	Six Months Ended June 30,
	2015	2016
	(Unaudited)

Unrealized loss on commodity derivatives	$(1,382)	$(2,168)
Realized gain on commodity derivatives	1,771	1,886
	$389	$(282)

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

The $18.0 million note is a senior secured term loan of GEP and is secured by the Coke Field and shares of common stock of GEP. The loan has a three year term bearing interest at 11.0% per annum, subject to increase upon a LIBOR rate increase above 1%. The credit agreement required quarterly principal payments equal to 50% of the excess cash flows, as defined, from GEP's oil properties during the first year and 75% thereafter subject to a minimum quarterly principal payment of $112,500 plus interest. The loan was funded net of closing costs of 2%, or $360,000, which is shown on the condensed consolidated balance sheets as a reduction of proceeds and amortized over the loan term. The loan agreement contains covenants which place restrictions on GEP’s ability to incur additional debt, incur other liens, make other investments, capital expenditures and the sale of assets.

On March 18, 2016, GEP entered into an amendment to the credit agreement on the senior secured term loan facility with its lender, Stellus Capital Investment Corporation, which had the effect of removing the previously required financial ratio covenants and semi-annual collateral value redetermination until maturity in March 2017. In connection with the amendment, the interest rate on the loan increased to 13.0% per annum from 11.0%. The additional 2.0% may be “paid in kind”, and added to the principal amount, or paid in cash at the election of the Company. In addition, principal of $37,500 plus interest is payable monthly compared to the minimum principal payments of $112,500 plus interest which was previously payable quarterly. Without this amendment we likely would not have been able to meet all of our financial covenants in the future. For the three months ending June 30, 2016, the Company elected the additional 2.0% interest to be paid in kind and debt increased by $52,000. As of December 31, 2015 and June 30, 2016 the outstanding loan balance was $10.5 million and $10.2 million, respectively.

Maturities on long-term debt during the next five years are as follows (in thousands).

Year ending June 30,	Amount
(Unaudited)

2017	10,223
2018	8
2019	9
2020	9
2021	10
Thereafter	1
$10,260
The maturities above are presented on the June 30, 2016 condensed consolidated balance sheet net of debt issuance costs of $156 thousand.

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

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016
	(Unaudited)		(Unaudited)
Numerator:
Net loss	$(4,916)	$(3,247)	$(7,900)	$(6,648)

Denominator:
Weighted-average common shares outstanding - basic	31,803	32,050	31,684	32,026
Effect of dilutive securities	—	—	—	—
Weighted-average common shares - diluted	31,803	32,050	31,684	32,026

Net loss per common share - basic and diluted	$(0.15)	$(0.10)	$(0.25)	$(0.21)

The following weighted average securities outstanding during the three and six months ended June 30, 2015 and June 30, 2016 were not included in the calculation of diluted shares outstanding as they would have been anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016
	(Unaudited)		(Unaudited)

Common stock warrants ($10 strike price)	5,321	5,321	5,321	5,321
Common stock options	2,048	2,714	2,154	2,754
Restricted shares	132	427	102	565

NOTE 9 - INCOME TAXES

At December 31, 2015 and June 30, 2016, the Company has net operating loss carryforwards for federal income tax reporting purposes of approximately $64.3 million and $71.3 million, respectively, which will begin to expire in the year 2025, and tax credits of approximately $504,000, which will begin to expire in 2027. The NOL carry forward has been reduced by approximately $5.4 million of loss carryforwards that management estimates will expire due to limitations from changes in control.

The Company has recorded a valuation allowance against the Company's deferred tax assets. The effective tax rate for the three and six months ended June 30, 2015 and 2016 varies from the statutory rate primarily due to the effect of the valuation allowance. For the three and six months ended June 30, 2015 the Company had an income tax benefit of $188,000 and $171,000, respectively, due to a reduction in taxes payable on foreign income as the Company revised its methodology for service fee applications charged to foreign subsidiaries. For the three and six months ended June 30, 2016 the Company had an income tax benefit of $6,000 due to the utilization of net operating losses to recover previously paid foreign income taxes.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Litigation

From time to time, the Company may be subject to legal proceedings and claims that arise in the ordinary course of business. The Company is not currently a party to any material litigation or proceedings and is not aware of any material litigation or proceedings, pending or threatened against it.

Commitments

The Company leases two buildings in Houston, Texas and a warehouse facility in Gull Lake, Saskatchewan under operating leases. The Company entered into a two-year lease agreement in October 2014, for 7,805 square feet of office space in Houston's Westchase District for approximately $18,000 per month. The Company does not intend to renew this lease upon expiration in October 2016. The Company's original Houston building lease, which contains office space, warehouse space and a laboratory, expires in May 2017 and is leased for $11,000 per month. The Saskatchewan warehouse is a month-to-month lease which rents for C$1,000 per month and is cancelable with 30 days' notice.

Approximate minimum future rental payments under these noncancelable operating leases as of June 30, 2016 are as follows (in thousands):

Year Ending June 30,
(Unaudited)

2017	$165
$165

Total rent expense was approximately $120,000 and $180,000 for the three and six months ended June 30, 2015 and $90,000 and $180,000 for the three and six months ended and June 30, 2016, respectively.

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

Stock-based compensation expense, included primarily in selling, general and administrative expense, was $417,000 and $40,000 for the three months ended June 30, 2015 and June 30, 2016 and $838,000 and $273,000 for the six months ended June 30, 2015 and June 30, 2016, respectively. The Company has future unrecognized compensation expense for nonvested shares at June 30, 2016 of $1.1 million with a weighted average vesting period of 2.5 years.

Stock Option Awards:

The Company has computed the fair value of all options granted during the year ended December 31, 2015, using the Black-Scholes option pricing model using the following assumptions:

Year ended December 31,
2015

Risk-free interest rate	1.55%
Expected volatility	66%
Expected dividend yield	—
Expected life (in years)	6.00
Expected forfeiture rate	—

The following table summarizes the activity of the Company’s plan related to stock options:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Outstanding as of December 31, 2015	2,834,635	$1.01	6.9	$89,000
Awarded (unaudited)	—
Exercised (unaudited)	—
Forfeited or Expired (unaudited)	(151,515)	2.18
Outstanding as of June 30, 2016 (unaudited)	2,683,120	$0.94	5.2	$—
Exercisable as of December 31, 2015	1,934,605	$0.84	5.7	$89,000
Exercisable as of June 30, 2016 (unaudited)	1,949,161	$0.89	3.7	$—

The weighted-average grant date fair value for equity options granted during the six months ended June 30, 2015 and June 30, 2016 was $2.40 and $2.40, respectively. There were no option awards issued in the three months ended June 30, 2015 and June 30, 2016. The total fair value of options vested during the three months ended June 30, 2015 and June 30, 2016 was $95,000 and $33,000, respectively. The total fair value of options vested during both the six months ended June 30, 2015 and June 30, 2016 was $160,000.

Restricted Share Awards:

In addition to options the Company has granted restricted share awards to certain executives and members of the board of directors. The following table shows a summary of restricted stock activity for the six months ended June 30, 2016:

	Shares	Weighted-average grant date fair value
Non-vested awards outstanding, December 31, 2015	844,592	$2.67
Vested	(284,682)	2.52
Forfeited	(293,797)	2.55
Non-vested awards outstanding, June 30, 2016	266,113	$2.97

NOTE 12 – SEGMENT INFORMATION

The Company generates revenues through the production and sale of oil and natural gas (the “Oil and Gas Segment”) and through the Company’s AERO services provided to third party oil companies (the “AERO Services Segment”). The Oil and Gas Segment produces and develops the Company’s acquired oil and natural gas interests. The revenues derived from the segment are from sales to the first purchaser. The Company uses two such arrangements for oil sales, one for the Coke and Quitman fields located in Wood County, Texas and one for the Bonnie View Field in Refugio County, Texas.

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

Although the AERO Services Segment provides enhanced oil recovery services to the Oil and Gas Segment, the Company does not utilize intercompany charges. The direct costs of the services such as the injection solution, transportation of the solution and expenses associated with the injection are charged directly to the Oil and Gas Segment. All of the AERO Services Segment capital expenditures and depreciation expenses associated with injection equipment are viewed as part of the AERO Services Segment.

The following table sets forth the operating segments of the Company and the associated revenues and expenses (in thousands):

	Oil and Gas	AERO Services	Corporate	Total
	(Unaudited)

Three months ended June 30, 2015
Revenues	$2,136	$496	$—	$2,632
Total operating expenses	2,500	534	2,163	5,197
Depreciation, depletion and amortization	912	109	18	1,039
Loss from operations	(1,276)	(147)	(2,181)	(3,604)

Other expense, net	(980)	—	(520)	(1,500)

Income tax benefit	—	—	(188)	(188)

Net loss	$(2,256)	$(147)	$(2,513)	$(4,916)

	Oil and Gas	AERO Services	Corporate	Total
	(Unaudited)

Three months ended June 30, 2016
Revenues	$1,163	$72	$—	$1,235
Total operating expenses	1,240	213	1,712	3,165
Depreciation, depletion and amortization	372	57	67	496
Loss from operations	(449)	(198)	(1,779)	(2,426)

Other expense, net	(437)	—	(390)	(827)

Income tax benefit	—	—	(6)	(6)

Net loss	$(886)	$(198)	$(2,163)	$(3,247)

	Oil and Gas	AERO Services	Corporate	Total
	(Unaudited)
Six Months Ended June 30, 2015
Revenues	$4,136	$1,063	$—	$5,199
Total operating expenses	4,892	1,055	4,355	10,302
Depreciation, depletion and amortization	1,865	209	33	2,107
Loss from operations	(2,621)	(201)	(4,388)	(7,210)

Other income (expense), net	389	—	(1,250)	(861)

Income tax benefit	—	—	(171)	(171)

Net loss	(2,232)	(201)	(5,467)	(7,900)

	Oil and Gas	AERO Services	Corporate	Total
	(Unaudited)
Six Months Ended June 30, 2016
Revenues	$2,187	$246	$—	$2,433
Total operating expenses	3,131	486	3,464	7,081
Depreciation, depletion and amortization	747	147	108	1,002
Loss from operations	(1,691)	(387)	(3,572)	(5,650)

Other expense, net	(282)	—	(722)	(1,004)

Income tax benefit	—	—	(6)	(6)

Net loss	(1,973)	(387)	(4,288)	(6,648)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements as of June 30, 2016 and for the three and six months ended June 30, 2016 and 2015 included elsewhere herein, and with our annual report on Form 10-K for the year ended December 31, 2015. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors” in Item 1A of our annual report and elsewhere in this quarterly report. See “Cautionary Note Regarding Forward-Looking Statements” above.

Overview

We are a Houston-based energy technology and oil production company that deploys its proprietary AERO technology to increase the amount of oil that can be produced from conventional fields at a substantially lower cost than traditional enhanced oil recovery methods ("AERO System"). Only about one-third of the oil discovered in a typical reservoir is recoverable using conventional oil production technology, leaving the remaining two-thirds trapped in the reservoir rock. Our AERO System technology stimulates the native microorganisms that reside in the reservoir to improve the recoverability of this trapped oil. We believe the AERO System can reverse production declines and significantly increase ultimate reserve recovery at a low incremental cost per barrel. Glori owns and operates oil fields onshore in the U.S. where we deploy our technology, and additionally provides the AERO System as a technology service to exploration and production ("E&P") companies.
Glori's goal is also to acquire fields which may have no current production but have excellent reservoir qualities, are compatible with our AERO technology, and have significant original oil in place remaining. We believe there are significant opportunities onshore U.S. to acquire and reconstitute such previously abandoned fields and capture significant economic quantities of oil which have been left behind by the industry. Our focus is on sandstone reservoirs with good permeability and clear potential for waterflooding, which are therefore are good candidates to benefit from our AERO technology. We believe by introducing AERO at the initiation of a waterflood, we can improve oil recovery and reduce water use over the life of a field. Additionally, since these inactive fields may not have produced any oil for many years, they can be acquired or leased at low prices, when compared to producing assets.

Our goal is also to acquire and redevelop mature oil fields with historically long-lived, predictable production profiles that fit our criteria for the AERO System. We believe our acquisition strategy can enhance the revenues, cash flows and returns from such oil fields through waterflood optimization and implementation of our AERO System of enhanced oil recovery. The decrease in oil prices over the past 18 to 20 months has made it difficult to acquire producing oil assets as potential sellers are hesitant to sell at depressed prices. Additionally, lenders and investors have tended to limit new financings for the E&P industry. Therefore, Glori's ability to execute on its acquisition strategy depends on relative stability in oil prices and on our ability to raise capital.

In connection with this initiative to regenerate and enhance abandoned mature fields, we applied to the United States Department of Energy’s Loan Programs Office (“LPO”) for a $150 million loan guarantee in connection with projects to apply AERO technology to previously abandoned reservoirs in the U.S. We have identified several attractive candidate reservoirs that fit our criteria as potential projects. Based on LPO’s evaluation of Part I of our application, on March 1, 2016, LPO invited Glori to submit Part II of its application. In May 2016 we submitted Part II of the application. We cannot, however, predict the ultimate outcome of the application or whether a loan guarantee eventually will be issued. If a loan guarantee is ultimately not approved, or if the final terms of the loan guarantee are not advantageous, the Company plans to seek alternative financing to enable it to acquire and redevelop certain identified abandoned fields which fit its criteria.

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

On March 14, 2014, a subsidiary of the Company, Glori Energy Production Inc. ("GEP"), acquired the Coke Field from Petro-Hunt for (i) $38.0 million in cash and a $2.0 million convertible note payable to Petro-Hunt, and (ii) the assumption of the asset retirement obligation related to plugging and abandoning the Coke Field. Subsequent to the Merger the note payable to Petro-Hunt was converted into common stock.

On June 1, 2015, GEP executed a purchase and sale agreement to acquire certain proved oil and gas mineral leases in Refugio County, Texas (the “Bonnie View Field”) from a third party seller for $2.6 million. The carrying value of the Bonnie View Field assets is also increased by an asset retirement obligation associated with plugging and abandoning the Bonnie View Field assets of $432 thousand.

Net loss for the second quarter of 2016 was $3.2 million, or $0.10 per share. This compares to a second quarter 2015 net loss of $4.9 million, or a loss of $0.15 per share.

Revenues for the second quarter of 2016 were $1.2 million, reflecting a decrease of $1.4 million from the second quarter of 2015. Oil and gas revenues decreased 46% to $1.2 million from $2.1 million in the second quarter 2015 due to a 25% decrease in average oil prices received and a 26% decrease in oil volumes produced and sold in the second quarter of 2016. Revenues from our AERO technology services segment decreased to $72 thousand in the second quarter of 2016 from $496 thousand, a decrease of 86% from the second quarter of 2015 due to a decline in the number of new projects in the 2016 period. Although our AERO System is a low cost enhanced oil recovery solution, our 2016 service revenues have been adversely affected by continued low oil prices and decreased capital spending by the E&P industry.

During the second quarter of 2016, we produced 29,003 net barrels of oil equivalents ("BOE") or approximately 319 net BOE per day, including 27,150 barrels of oil and 11,116 thousand cubic feet of natural gas, and received an average realized oil price of $42.64 per barrel. We utilize certain volumes of natural gas production in operations at the Bonnie View field each month. After the effect of oil price swap settlements, our oil price per barrel for the quarter was approximately $69.18 per barrel. Production from liquids (oil and condensate) represented approximately 94% of total production. Total production in the second quarter of 2016 decreased approximately 20% from the first quarter of 2016 production primarily due to shutting in certain uneconomic wells in the Coke Field in order to reduce lease operating expenses. Second quarter 2015 production was 441 net BOE per day with an average realized price of $57.06 per barrel and $1.47 per thousand cubic foot. Including the effect of oil price swap settlements, the average realized oil price per barrel was $73.99 in the second quarter of 2015.

We had price swap derivatives in place covering approximately 72% of our oil and condensate production for the second quarter of 2016. We continue to maintain price swaps covering a portion of our estimated future production through December 2016, and have added costless collars (a combination of put and call options to sell and buy oil) to cover a portion of our estimated future production in the first half of 2017. In the three months ended June 30, 2016, we recorded a net loss on commodity derivatives of approximately $437 thousand, which was net of a $724 thousand realized gain on cash settlements received. In the previous year's second quarter, we recorded a loss on commodity derivatives of $980 thousand, which was net of a $625 thousand realized gain on cash settlements received. See NOTE 6 in the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this report for additional information regarding our commodity derivative activities.

Results of Operations

Historical Results of Operations for Glori

The following table sets forth selected financial data for the periods indicated (in thousands):

	Three Months Ended June 30,		Six months ended June 30,
	2015	2016	2015	2016
Revenues:
Oil and gas revenues	$2,136	$1,163	$4,136	$2,187
Service revenues	496	72	1,063	246
Total revenues	2,632	1,235	5,199	2,433

Operating expenses:
Oil and gas operations	2,500	1,240	4,892	3,131
Service operations	534	213	1,055	486
Science and technology	629	309	1,103	643
Selling, general and administrative	1,534	1,403	3,252	2,821
Depreciation, depletion and amortization	1,039	496	2,107	1,002
Total operating expenses	6,236	3,661	12,409	8,083

Loss from operations	(3,604)	(2,426)	(7,210)	(5,650)

Other income (expense):
Interest expense	(530)	(392)	(1,245)	(735)
(Loss) gain on commodity derivatives	(980)	(437)	389	(282)
Other income (expense)	10	2	(5)	13
Total other expense, net	(1,500)	(827)	(861)	(1,004)

Income tax benefit	(188)	(6)	(171)	(6)

Net loss	$(4,916)	$(3,247)	$(7,900)	$(6,648)

The following table sets forth selected production data for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016
Revenues (in thousands):
Oil revenues	$2,108	$1,163	$4,075	$2,175
Natural gas revenues	28	—	61	12
Total oil and gas revenues	$2,136	$1,163	$4,136	$2,187

Sales volumes:
Oil volumes (MBbls)	37	27	77	60
Gas volumes (MMcf)	19	—	40	13
Gas volumes (MBoe)	3	—	7	2
Total volumes (MBoe)	40	27	84	62

Price:
Average oil price received per Bbl	$57.06	$42.60	$53.05	$36.08
Average oil price per Bbl including price swap settlements	$73.99	$69.18	$76.18	$67.36
Average gas price per Mcf	$1.47	$—	$1.53	$0.96

The following table details oil and gas operations expense for the periods indicated (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2015	2016	2015	2016
Lease operating expense	$1,664	$768	$3,086	$2,049
Ad valorem taxes	36	74	174	122
Severance taxes	99	54	192	101
Acquisition expenses	18	22	44	48
Oil and gas overhead expense	683	322	1,396	811
Oil and gas operations expense	$2,500	$1,240	$4,892	$3,131

Three Months Ended June 30, 2015 and 2016

Oil and gas revenues. Oil and gas revenues decreased by $1.0 million, or 46%, from $2.1 million in the three months ended June 30, 2015 to $1.2 million in the three months ended June 30, 2016. The decrease was primarily the result of a 25% decrease in average oil prices received and a 26% decrease in oil production sold. Production decreased primarily due to a cost reduction plan to improve field profitability at the Coke Field by shutting in uneconomic wells in the low price environment and by reducing overall field expenses. Production from the Bonnie View field, acquired in June 2015, partially offset the overall decrease in revenues and resulted in the inclusion of an additional 2,130 barrels of oil sold in the 2016 period.

Service revenues. Service revenues decreased by $424 thousand, or 86%, from $496 thousand in the three months ended June 30, 2015 to $72 thousand in the three months ended June 30, 2016. The decrease was primarily attributable to a decrease of $416 thousand in Field Deployment Phase services due to two projects which concluded in July 2015 and one project which concluded in February 2016. Analysis Phase revenues decreased $8 thousand from the prior year period. Service revenues have continued to be adversely impacted by the decrease in oil prices which resulted in significant decreases in spending by our exploration and production customers and prospects.

Oil and gas operations. Oil and gas operating expenses decreased by $1.3 million, or 50%, from $2.5 million in the three months ended June 30, 2015 to $1.2 million in the three months ended June 30, 2016. Overhead expenses decreased $361 thousand, or 53%, due to decreases in third party consulting fees and a reduction in compensation and benefits as a result of decreased headcount. Lease operating expenses ("LOE") decreased by a net $896 thousand primarily due to a $925 thousand, or 59%, decrease in Coke Field expenses due to cost reduction efforts. LOE also decreased by $59 thousand due to the sale of the Etzold Field in July 2015. These decreases in LOE were partially offset by the addition of $88 thousand in expenses for the Bonnie View Field, which was purchased in June 2015. The overall decrease in oil and gas operating expenses also included a decrease of $45 thousand in severance taxes due to sustained lower oil prices and revenues. Ad valorem tax expense increased $38 thousand due to an adjustment to the annualized estimate of the 2015 period tax assessment.

Service operations. Service operations expense decreased by $321 thousand, or 60%, from $534 thousand in the second quarter of 2015 to $213 thousand in the second quarter 2016. Approximately $107 thousand of the decrease is attributable to reduced project costs related to a domestic field project which concluded during July 2015. Compensation and benefits decreased $97 thousand due to decreased headcount. The remaining decrease is attributable to reduced project costs related to projects in Canada and Brazil, which concluded during July 2015 and first quarter 2016, respectively.

Science and technology. Science and technology expenses decreased by $320 thousand, or 51%, from $629 thousand in the three months ended June 30, 2015 to $309 thousand in the three months ended June 30, 2016 mostly due to a decrease of $162 thousand in compensation and benefits due to decreased headcount and a decrease of $85 thousand related to a core flood research project in the prior year period. Supplies and travel expenses decreased $61 thousand due to a decline in the number of Analysis Phase services projects and cost reduction efforts. The remaining decrease is attributable to a reduction in fees for recurring third party research consulting.

Selling, general and administrative ("SG&A"). SG&A expenses decreased by $131 thousand, or 9%, from $1.5 million in the three months ended June 30, 2015 to $1.4 million in the three months ended June 30, 2016. The decrease was primarily attributable to a decrease of $211 thousand from cost cutting measures in salaries, benefits, travel and certain other back office expenses, including a reduction in fees paid to the Board of Directors. Increases in consulting and other third party professional fees expenses partially offset the overall decrease in SG&A. SG&A decreased $457 thousand, or 30%, in the second quarter of 2016 from the second quarter of 2015, excluding the impact of severance compensation liability recognized in the three months ended June 30, 2016.

Depreciation, depletion and amortization ("DD&A"). DD&A decreased from $1.0 million in the three months ended June 30, 2015 to $496 thousand in the three months ended June 30, 2016. The overall decrease was due to a decrease in depletion expense of $527 thousand related to the December 2015 impairment of the Coke and Bonnie View Fields as a result of the oil price decline. Depletion expense for the second quarter of 2016 was calculated based on lower asset values as compared to the second quarter of 2015 as a result of impairment during the fourth quarter of 2015, and on lower production as a result of shutting in or reducing flow rates for certain uneconomic wells.

Total other expense, net. Total other expense, net, decreased $673 thousand from an expense of $1.5 million in the three months ended June 30, 2015 to an expense of $827 thousand in the three months ended June 30, 2016. Our commodity derivatives, which include price swaps that were entered into in connection with the acquisition of the Coke Field in March 2014 and 2017 costless collars that were entered into in June 2016, resulted in a net loss of $437 thousand in the three months ended June 30, 2016 compared to a net loss of $980 thousand in the prior year period. In the 2016 period, the derivative loss consisted of a $1.2 million unrealized loss on the change in fair value of future settlements due to an increase in NYMEX oil futures prices from the beginning to the end of the quarter, which was partially offset by a $724 thousand realized gain on price swap settlements. In the 2015 period, the commodity derivative loss consisted of a $1.6 million unrealized loss on the change in fair value of future settlements, which was partially offset by a $625 thousand realized gain on price swap settlements. Interest expense also decreased $138 thousand compared to the second quarter of 2015 due to the repayment of debt.

Six Months Ended June 30, 2015 and 2016
Oil and gas revenues. Oil and gas revenues decreased by $1.9 million from $4.1 million in the six months ended June 30, 2015 to $2.2 million in the six months ended June 30, 2016. The decrease was attributable to a 32% decrease in average oil prices received and a 21% decrease in oil production sold. Production decreased due to a cost reduction plan to improve field profitability at the Coke Field shutting in certain uneconomic wells and due to the July 1, 2015 sale of the Etzold Field. The decrease in production from the Coke and Etzold Fields was partially offset by the purchase of the Bonnie View Field which closed on June 1, 2015 and resulted in the inclusion of an additional 6,980 barrels of oil sold in the 2016 period.

Service revenues. Service revenues decreased by $817 thousand, or 77%, from $1.1 million in the six months ended June 30, 2015 to $246 thousand in the six months ended June 30, 2016. The decrease in revenues was primarily attributable to a decrease of $808 thousand in Field Deployment Phase services due to one project which concluded in February 2015, two projects which concluded in July 2015, and one project which concluded in the first quarter 2016. Analysis Phase revenues decreased $8 thousand from the prior year period. Service revenues have continued to be adversely impacted by the decrease in oil prices which resulted in significant decreases in spending by our exploration and production customers and prospects.

Oil and gas operations. Oil and gas operating expense decreased by $1.8 million, or 36%, from $4.9 million in the six months ended June 30, 2015 to $3.1 million in the six months ended June 30, 2016. Overhead expenses decreased by $585 thousand due to decreases in third party consulting fees and a reduction in compensation and benefits as a result of decreased headcount. LOE decreased by a net $1.0 million primarily due to a $1.2 million, or 41%, decrease in Coke Field expenses due to cost reduction efforts. LOE also decreased by $155 thousand due to the sale of the Etzold Field in July 2015. These decreases in LOE were partially offset by the addition of $293 thousand in expenses for the Bonnie View Field, which was purchased in June 2015. The overall decrease in oil and gas operating expenses also included a decrease of $91 thousand in severance taxes due to sustained lower oil prices and revenues and a decrease of $52 thousand in ad valorem tax expense due to a revised tax assessment.

Service operations. Service operations expense decreased by $569 thousand, or 54%, from $1.1 million in the six months ended June 30, 2015 to $486 thousand in the six months ended June 30, 2016. Approximately $244 thousand of the decrease is attributable to reduced project costs such as trucking and nutrient solution related to two domestic field projects, which concluded during February and July 2015, and $101 thousand of the decrease resulted from the conclusion of a Canadian field project in July 2015. Compensation and benefits decreased $169 thousand due to a decrease in service operations headcount resulting from the decreased number of projects. The remaining decrease is attributable to the conclusion of a project in Brazil during the six months ended June 30, 2016.

Science and technology. Science and technology expenses decreased by $460 thousand, or 42%, from $1.1 million in the six months ended June 30, 2015 to $643 thousand in the six months ended June 30, 2016 mostly due to a decrease of $245 thousand in compensation and benefits due to decreased headcount and a decrease of $85 thousand related to a core flood research project in the prior year period. Supplies and travel expenses decreased $104 thousand due to a decline in the number of Analysis Phase services projects and cost reduction efforts. The remaining decrease is attributable to a reduction in fees for recurring third party research consulting.

Selling, general and administrative ("SG&A"). SG&A expenses decreased by $431 thousand, or 13%, from $3.3 million in the six months ended June 30, 2015 to $2.8 million in the six months ended June 30, 2016. The decrease was primarily attributable to a decrease of $699 thousand from cost cutting measures in salaries, benefits, travel and certain other back office expenses, including a reduction in fees paid to the Board of Directors. Increases in consulting and other third party professional fees expenses partially offset the overall decrease in SG&A. SG&A decreased $757 thousand, or 23%, in the six months ended June 30, 2016 from the six months ended June 30, 2015, excluding the impact of severance compensation liability, recognized in June 2016.

Depreciation, depletion and amortization ("DD&A"). DD&A decreased from $2.1 million in the six months ended June 30, 2015 to $1.0 million in the six months ended June 30, 2016. The overall decrease was due to a decrease in depletion expense of $1.1 million related to the December 2015 impairment of the Coke and Bonnie View fields as a result of the oil price decline. Depletion expense for the 2016 period was calculated based on lower asset values as compared to the 2015 period as a result of impairment during the fourth quarter of 2015, and on lower production as a result of shutting in or reducing flow rates for certain uneconomic wells.

Total other expense, net. Total other expense, net, increased $143 thousand from an expense of $861 thousand in the six months ended June 30, 2015 to an expense of $1.0 million in the six months ended June 30, 2016. Our commodity derivatives, which include price swaps that were entered into in connection with the acquisition of the Coke Field in March 2014 and 2017 costless collars that were entered into in June 2016, resulted in a net loss of $282 thousand in the six months ended June 30, 2016 compared to a net gain of $389 thousand in the prior year period. In the 2016 period, the derivative loss consisted of a $2.2 million unrealized loss on the change in fair value of future settlements due to an increase in NYMEX oil futures prices from the beginning to the end of the quarter, which was partially offset by a $1.9 million realized gain on price swap settlements. In the 2015 period, the derivative gain consisted of a $1.8 million realized gain on price swap settlements, which was partially offset by a $1.4 million unrealized loss on the change in fair value of future settlements. Interest expense decreased $510 thousand compared to the second quarter of 2015 due to the repayment of debt, including debt used to partially fund the Coke Field acquisition and the $8.0 million secured term promissory note which was prepaid in March 2015.

Liquidity and Capital Resources

The significant risks, uncertainties, significant working capital deficit, historical operating losses and resulting cash used in operations discussed in Item 1. Condensed Notes to the Consolidated Financial Statements, NOTE 3 - Liquidity Considerations and Ability to Continue as a Going Concern raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements have been prepared on the going concern basis of accounting, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities and commitments, in the normal course of business. The consolidated financial statements do not include any adjustments that might result from the outcome of the going concern uncertainty. The Company cannot offer any assurance that it will be successful in executing the plans described herein to continue as a going concern.

Our primary sources of liquidity and capital since our formation have been proceeds from equity issuances and borrowings. To date, our primary use of capital has been to fund acquisitions, principally the purchase of the Coke Field, to fund our operations and for payments on debt.

As of August 10, 2016, the Company does not have any lines of credit available to it. At June 30, 2016, we had a working capital deficit of $6.4 million, made up of current assets of $5.5 million and current liabilities of $11.9 million. The current asset balance is comprised of cash and cash equivalents of $3.1 million, accounts receivable of $792 thousand, commodity derivative contracts receivable of $1.2 million, and prepaid expenses and other current assets of $297 thousand. Included in current liabilities is $644 thousand in accounts payable, $1.2 million in accrued expenses, including $215 thousand in short-term asset retirement obligations, and $10.2 million in current portion of long-term debt, which is presented on the June 30, 2016 condensed consolidated balance sheet net of debt issuance costs of $156 thousand.

Contingent on our ability to obtain financing, we intend to acquire and redevelop previously abandoned fields and capture significant economic quantities of oil which have been left behind by the industry. We target fields which may have no current production but have excellent reservoir qualities and are compatible with our AERO technology. Since these inactive fields may not have produced oil for many years, they can be leased at favorable prices, when compared to producing assets. Planned capital expenditures for the next twelve months consist of approximately $100 thousand for existing field operations, and depending on the availability of capital, up to approximately $1.2 million for leasing acreage in specific abandoned oil fields we have targeted. We will adjust the amount and timing of our capital spending dependent upon our cash on hand, our cash flow from operations, and the availability of capital. As of June 30, 2016, we did not have any commitments for the acquisition of oil properties or any other significant capital commitments.

The price of oil increased 37% during the second quarter of 2016 based on the Cushing, Oklahoma - West Texas Intermediate spot prices of $35.36 per barrel on April 1, 2016 and $48.27 on June 30, 2016. Subsequent to June 2016, the oil price fell to $42.40 per barrel as of July 25, 2016. A sustained lower oil price through September 2016 will negatively impact third quarter oil revenues and profitability from our oil producing assets, which will be partially offset by other income realized from oil price swap settlements. Using an assumed average oil price of $40 per barrel, and assuming second quarter production volumes, oil and gas revenues would have decreased from $1.2 to $1.1 million, and the realized gain on monthly oil price swap settlements would have increased from $724 thousand in the second quarter to $834 thousand in the third quarter of 2016. See ITEM 3. Quantitative and Qualitative Disclosures About Market Risk for discussion on the potential impact of an oil price decline.

Revenues and cash flows from our existing oil properties represent the principal source of our cash from operating activities. Operating cash flow from our existing oil properties, after direct operating expenses and related overhead costs, are principally dedicated to servicing the $10.2 million term note. We currently have oil price swaps in place totaling 6,550 barrels per month at $82.46 per barrel for the remainder of 2016. In the three and six months periods ended June 30, 2016, we realized cash gains of $724 thousand and $1.9 million from our oil price swaps, respectively. Since our oil price swaps expire in December 2016, we will not realize cash gains from them after December 2016. However, we placed costless oil collars for the first six months of 2017 with a floor of $42.50 per barrel and a ceiling of $55.60 per barrel for 100 barrels of oil per day. While we have entered into swaps for a portion of our oil production during 2016 and collars for a portion of our oil production in the first half of 2017, revenues and cash flows from our oil properties and AERO services have been adversely affected by the depressed oil prices. As a small company with an emerging technology we have not historically generated positive cash flows, and we do not currently generate positive cash flows from operations.

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

We will need to raise financing over the next six to nine months to fund our operations and to repay or refinance the term note issued by GEP of $10.2 million which matures in March 2017, and to enable us to take advantage of identified opportunities to acquire abandoned oil fields which have a substantial amount of remaining oil in place. We have taken steps which, if successful, we believe will facilitate raising additional financing. However, we may have difficulty obtaining such financing as a result of the decrease in oil prices, our negative cash flows from operations and the significant decrease in our share price.

The following table sets forth the major sources and uses of cash for the periods presented (in thousands):

	Six Months Ended June 30,
	2015	2016
Net cash used in operating activities	$(5,834)	$(3,264)
Net cash used in investing activities	$(4,715)	$(1,388)
Net cash used in financing activities	$(2,126)	$(584)

Operating Activities

During the six months ended June 30, 2016, our operating activities used $3.3 million in cash. Our net loss for the six months ended June 30, 2016 was $6.6 million. Non-cash items totaled an expense of $3.7 million, consisting of $1.0 million of depreciation, depletion and amortization, $2.2 million for an unrealized loss on the change in fair value of commodity derivatives, $273 thousand for stock based compensation expense, $110 thousand for amortization of deferred loan costs, and $118 thousand for other non-cash expenses. Changes in operating assets and liabilities reduced net cash by $287 thousand for the period. The cash decrease from changes in operating assets and liabilities was caused by a decrease in accounts payable of $786 thousand and a decrease in accrued expenses of $116 thousand. These uses of cash were partially offset by a decrease in accounts receivable of $598 thousand and a decrease in prepaid expenses and other current assets of $17 thousand. The decrease in accounts payable and accrued expenses were due to ad valorem taxes payable which are paid out during the first quarter, invoices related to AERO phase II and a reduction in accrued interest as we had three months of accrued interest for our long-term debt as of December 31, 2015 and only one month as of June 30, 2016.

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

Investing Activities

Our capital expenditures were $1.4 million for the six months ended June 30, 2016 compared to $4.7 million for the six months ended June 30, 2015. For the six months ended June 30, 2016, a majority of the capital expenditures were associated with implementing phase II of our AERO System technology at the Coke Field, including the drilling of a water source well and the re-entry of two plugged wells for the injection of AERO nutrients. Phase II commenced during March 2016 with the injection of nutrients into two wells. Additional expenditures were made during the 2016 period for unproved property leasing efforts. For the six months ended June 30, 2015, capital expenditures of $2.6 million were due to the June 1, 2015 purchase of the Bonnie View Field. A majority of the remainder of the capital expenditures were efforts associated with implementing our AERO System technology at the Coke Field, including unitization, drilling of a water source well and an injection well. Additional expenditures were made for other unproved property leasing efforts in East Texas.

Financing Activities

During the six months ended June 30, 2016, cash used by financing activities was $584 thousand consisting of $316 thousand in principal payments on long-term debt, $228 thousand in deferred charges related to our loan guarantee application to the United States Department of Energy’s LPO, and $40 thousand in annual administrative fees related to our senior secured term loan.

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

Contractual Obligations and Commercial Commitments

At June 30, 2016, we had contractual obligations and commercial commitments as follows (in thousands):

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating lease obligations(1)	$165	$165	$—	$—	$—
Asset retirement obligation(2)	1,618	215	113	685	605
Long-term debt(3)	11,066	11,025	20	20	1
Total	$12,849	$11,405	$133	$705	$606

(1)	Our commitments for operating leases primarily relate to the leases of office and warehouse facilities in Houston, Texas and warehouse facilities in Gull Lake, Saskatchewan.

(2)	Relates to our oil properties, net of accretion. Current asset retirement obligations included in Accrued expenses on the June 30, 2016 condensed consolidated balance sheet.

(3)	Includes expected future interest payments.

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

The core principle of the new guidance is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The standard creates a five-step model that requires companies to exercise judgment when considering the terms of a contract and all relevant facts and circumstances. The standard allows for two transition methods: (a) a full retrospective adoption in which the standard is applied to all of the periods presented, or (b) a modified retrospective adoption in which the standard is applied only to the most current period presented in the financial statements, including additional disclosures of the standard’s application impact to individual financial statement line items. This standard is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. We are currently evaluating this standard and the impact it will have on our future revenue recognition policies.
In August 2014, the FASB issued Accounting Standards Update No. 2014-15: Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (ASU 2014-15). ASU 2014-15 asserts that management should evaluate whether there are relevant conditions or events that are known and reasonably knowable that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued or are available to be issued when applicable. If conditions or events at the date the financial statements are issued raise substantial doubt about an entity’s ability to continue as a going concern, disclosures are required which will enable users of the financial statements to understand the conditions or events as well as management’s evaluation and plan. ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter; early application is permitted. Glori adopted this standard during the second quarter of 2016. See Part I, Item 1. Note 3 of this report for a discussion about liquidity considerations and Glori's ability to continue as a going concern.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Commodities Risk

Our major commodity price risk exposure is to the prices received for our oil production. Our results of operations and operating cash flows are affected by changes in market prices. Realized commodity prices received for our production are the spot prices applicable to oil in the region produced. Prices received for oil, condensate, and natural gas, none of which are for trading purposes, are volatile and unpredictable and are beyond our control, none of which are for trading purposes. To mitigate a portion of the exposure to adverse market changes, we have entered into derivative instruments. For the three months ended June 30, 2016, a 10% change in the prices received for oil, condensate, and natural gas production would have had an approximate $116 thousand impact on our revenues prior to commodity derivatives which partially mitigate our commodity pricing risk. See NOTE 6 in the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this report for additional information regarding our commodity derivative activities.

Interest Rate Risk

Our floating rate loan facility exposes us to interest rate risk. Our credit facility is based on interest at a floating rate that is subject to increase based upon certain increases in the prime rate or LIBOR. Therefore upward fluctuations in interest rates expose us to additional interest payments. As of June 30, 2016, our credit facility is a $10.2 million current liability which matures in March 2017. An increase of 100 basis points in both the prime and LIBOR interest rate will expose us to a $26,000 quarterly increase in interest.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of June 30, 2016. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2016, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit	Description
10.1	Separation Agreement by and between Glori Energy Inc. and Stuart Page (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K, filed June 8, 2016)
10.2	Advisor Agreement by and between Glori Energy Inc. and Stuart Page (incorporated by reference to Exhibit 10.2 of the Company's Form 8-K, filed June 8, 2016)
10.3	Amendment to Incentive Option Agreement by and between Glori Energy Inc. and Stuart Page (incorporated by reference to Exhibit 10.3 of the Company's Form 8-K, filed June 8, 2016)
31.1*	Certification by Kevin P. Guilbeau, Interim Chief Executive Officer and Executive Co-Chairman of the Board, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by Victor M. Perez, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification by Kevin P. Guilbeau, Interim Chief Executive Officer and Co-Chairman of the Board, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification by Victor M. Perez, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

SIGNATURE
Pursuant to the requirements of the Securities and Exchange Act of 1934, I have duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

August 11, 2016
Date

Glori Energy Inc.
Registrant

By:	/s/ Victor M. Perez
Victor M. Perez Chief Financial Officer (Principal Financial Officer)