Form 10-Q
period 2016-09-30
Glori Energy Inc.
filed 2016-11-10
CIK 1597131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act). ☐ Yes ☑ No
There were 32,369,611 common shares outstanding on November 9, 2016.

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

These forward-looking statements are neither historical facts nor are they guarantees of future performance. These statements are based on management’s expectations that involve a number of business risks and uncertainties, any of which could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors, most of which are difficult to predict and many of which are beyond our control, including the factors described under “Risk Factors”, that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. Such risks and uncertainties include, among other things:

•	our ability to continue as a going concern;

•	our ability to secure additional capital to fund operations;

•	our ability to service our debt and make future required payments;

•	the sustained or an increased decline of oil and gas commodity prices;

•	the potential ownership dilution to shareholders from raising equity-linked capital;

•	our ability to generate positive cash flows, including from the acquisition of oil properties and increases in oil prices;

•	our cash needs and expectations regarding cash flow from operations;

•	our ability to manage and grow our business and execution of our business strategy;

•	our financial performance;

•	increase in oil production rate and ultimate quantity of oil recovered using our AERO System;

•	the percentage of the world’s reservoirs that are suitable for our AERO System;

•	our ability to prove our technology;

•	competition and competitive factors in the markets in which we operate;

•	demand for our AERO System and our expectations regarding future projects;

•	adaptability of our AERO System and our development of additional capabilities that will expand the types of oil fields to which we can apply our technology;

•	our plans and ability to acquire and develop additional currently producing mature oil fields and the AERO System’s impact on these fields;

•	our plans to develop some abandoned and low producing mature oil fields;

•	the expected cost of recovering oil using our AERO System in our projects;

•	potential environmental or other liabilities associated with our acquired properties;

•	any projections, including earnings, revenues, expenses or any other financial items;

•	the impact of legislation and regulations on our operations;

•	our ability to compete with other enhanced oil recovery methods;

•	our estimates of oil reserves; and

•	the costs associated with being a public company.

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

PART I - FINANCIAL INFORMATION

Item 1: Financial Statements

GLORI ENERGY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31, 2015	September 30, 2016
		(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$8,380	$1,715
Accounts receivable	1,456	724
Commodity derivatives	3,411	638
Prepaid expenses and other current assets	314	275
Total current assets	13,561	3,352

Property and equipment:
Proved oil and gas properties - successful efforts	48,454	49,805
Other property and equipment	6,439	6,393
	54,893	56,198

Less: accumulated depreciation, depletion and amortization	(47,578)	(48,797)
Total property and equipment, net	7,315	7,401

Deferred charges	—	340
Deferred tax asset	1,161	—
Total assets	$22,037	$11,093

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,430	$723
Accrued expenses	1,180	1,145
Current portion of long-term debt shown net of unamortized deferred loan costs of $191 and $101 as of December 31, 2015 and September 30, 2016, respectively	289	9,925
Current deferred tax liability	1,161	—
Total current liabilities	4,060	11,793

Long-term liabilities:
Long-term debt, less current portion shown net of unamortized deferred loan costs of $36 as of December 31, 2015	10,009	35
Asset retirement obligation	1,457	1,470
Total long-term liabilities	11,466	1,505
Total liabilities	15,526	13,298

Commitments and contingencies (Note 11)

Stockholders' equity:
Preferred stock, $.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding as of December 31, 2015 and September 30, 2016	—	—
Common stock, $.0001 par value, 100,000,000 shares authorized, 31,861,357 and 32,115,998 shares issued and outstanding as of December 31, 2015 and September 30, 2016, respectively	3	3
Additional paid-in capital	106,934	107,343
Accumulated deficit	(100,426)	(109,551)
Total stockholders' equity	6,511	(2,205)
Total liabilities and stockholders' equity	$22,037	$11,093

The accompanying notes are an integral part of these consolidated financial statements.

GLORI ENERGY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2016	2015	2016
	(Unaudited)		(Unaudited)
Revenues:
Oil and gas revenues	$1,738	$1,119	$5,874	$3,306
Service revenues	281	—	1,344	246
Total revenues	2,019	1,119	7,218	3,552

Operating expenses:
Oil and gas operations	2,539	1,462	7,431	4,593
Service operations	395	316	1,450	802
Science and technology	425	268	1,528	911
Selling, general and administrative	1,297	812	4,549	3,633
Depreciation, depletion and amortization	1,230	479	3,337	1,481
Total operating expenses	5,886	3,337	18,295	11,420

Loss from operations	(3,867)	(2,218)	(11,077)	(7,868)

Other income (expense):
Interest expense	(483)	(390)	(1,728)	(1,125)
Gain (loss) on commodity derivatives	2,628	132	3,017	(150)
Other income (expense)	422	(1)	417	12
Total other income (expense), net	2,567	(259)	1,706	(1,263)

Net loss before taxes on income	(1,300)	(2,477)	(9,371)	(9,131)

Income tax expense (benefit)	3	—	(168)	(6)

Net loss	(1,303)	(2,477)	$(9,203)	$(9,125)

Net loss per common share, basic and diluted	$(0.04)	$(0.08)	$(0.29)	$(0.28)

Weighted average common shares outstanding, basic and diluted	31,845	32,116	31,738	32,056

The accompanying notes are an integral part of these consolidated financial statements.

GLORI ENERGY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Stockholders' equity
	(Unaudited)

			Additional		Total
	Common stock		paid-in	Accumulated	stockholders'
	Shares	Par value	capital	deficit	equity

Balances as of December 31, 2015	31,861,357	$3	$106,934	$(100,426)	$6,511

Stock based compensation	254,641	—	409	—	409

Net loss	—	—	—	(9,125)	(9,125)

Balances as of September 30, 2016	32,115,998	$3	$107,343	$(109,551)	$(2,205)

The accompanying notes are an integral part of these consolidated financial statements.

GLORI ENERGY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2015	2016
	(Unaudited)
Cash flows from operating activities:
Net loss	$(9,203)	$(9,125)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization of property and equipment	3,337	1,481
Loss on disposal of property and equipment	71	138
Exploration expenses	102	—
Stock-based compensation	1,105	409
Bad debt expense	36	66
Amortization of deferred loan costs	248	166
Non-cash gain on the sale of Etzold	(347)	—
Accretion of end-of-term charge	40	—
Unrealized (gain) loss on change in fair value of commodity derivatives	(368)	2,773
Settlement of asset retirement obligations	—	(27)
Non-cash increase in debt (paid-in-kind interest)	—	103
Accretion of discount on long-term debt	28	—
Changes in operating assets and liabilities:
Accounts receivable	107	665
Prepaid expenses and other current assets	(32)	39
Accounts payable	(1,555)	(707)
Deferred revenues	(653)	—
Accrued expenses	(619)	(169)
Net cash used in operating activities	(7,703)	(4,188)

Cash flows from investing activities:
Purchase of and additions to proved oil and gas property	(4,983)	(1,301)
Purchase of other property and equipment	(560)	(240)
Proceeds from the sale of property and equipment	—	11
Net cash used in investing activities	(5,543)	(1,530)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	52	—
Proceeds from the exercise of stock options	139	—
Payments on long-term debt	(4,335)	(567)
Payments for deferred loan costs and deferred charges	(63)	(380)
Net cash used in financing activities	(4,207)	(947)

Net decrease in cash and cash equivalents	(17,453)	(6,665)

Cash and cash equivalents, beginning of period	29,751	8,380

Cash and cash equivalents, end of period	$12,298	$1,715

Non-cash financing and investing activities:
Asset retirement obligation assumed	432	51
Non-cash increase in debt (paid-in-kind interest)	—	103

Supplemental cash flow information:
Interest paid	$1,812	$1,091

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

Glori Energy Inc., GETI, Glori Canada Ltd., Glori Holdings Inc., Glori California Inc., OOO Glori Energy and Glori Energy Production Inc. ("GEP") are collectively referred to as the “Company” in the condensed consolidated financial statements. On August 12, 2016, Glori California, Inc. was dissolved and on September 2, 2016 Glori Canada Ltd. was dissolved.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

We have prepared the condensed consolidated financial statements included herein pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to these rules and regulations. In the opinion of management, these condensed consolidated financial statements contain all adjustments necessary to present fairly the Company’s condensed consolidated balance sheets as of December 31, 2015 and September 30, 2016 (unaudited), condensed consolidated statements of operations for the three and nine months ending September 30, 2015 and September 30, 2016 (unaudited), condensed consolidated statement of stockholders’ equity for the nine months ended September 30, 2016 (unaudited) and condensed consolidated statements of cash flows for the nine months ended September 30, 2015 and September 30, 2016 (unaudited). All such adjustments represent normal recurring items. The financial information contained in this report for the three and nine months ended September 30, 2015 and September 30, 2016, and as of September 30, 2016, is unaudited. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the year ended December 31, 2015 and the notes thereto.

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

Recently Adopted Accounting Pronouncements

In the first quarter of 2016, ASU No. 2015-03, "Interest--Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs" became effective for the Company. The standard moved the presentation of the Company's deferred loan costs from an asset to a contra-liability account thus reducing the liability balance of loans by the amount of the deferred loan costs. The deferred loan costs are amortized to interest expense over the life of the loan. The standard was applied retrospectively and accordingly the December 31, 2015 previously reported total current and non-current loan principal balance of $10,525,000 is now shown net of total deferred loan costs of $227,000 and the September 30, 2016 total current and non-current loan principal balance of $10,061,000 is now shown net of total deferred loan costs of $101,000. The change did not have an impact to net income.

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

NOTE 3 - LIQUIDITY CONSIDERATIONS AND ABILITY TO CONTINUE AS A GOING CONCERN

The significant risks, uncertainties, significant working capital deficit, historical operating losses and resulting cash used in operations raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements have been prepared on the going concern basis of accounting, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities and commitments, in the normal course of business. The consolidated financial statements do not include any adjustments that might result from the outcome of the going concern uncertainty.

As a small company with an emerging technology, the Company has generated negative cash flows from operations since inception. The downturn in the oil market over the past two years has resulted in a decrease in oil revenues from Company-owned oil properties, and a decrease in AERO services revenues as the exploration & production ("E&P") industry significantly reduced its expenditures. As a result of these factors, the Company continues to generate negative cash flows from operations resulting in a decrease in its cash balances. The significant decrease in oil prices has made it difficult for the Company to acquire producing properties, which would have contributed to its revenues and cash flows, due to potential sellers' reluctance to sell at distressed prices. Additionally, the oil price environment has negatively affected the availability of capital to Glori and the E&P industry in general. These factors have resulted in a dramatic decrease in the Company's share price, which also impacts the ability to raise new capital.

Cash has decreased from $8.4 million at December 31, 2015 to $1.7 million at September 30, 2016 due to the net cash used in operating activities of $4.2 million, the repayment of debt of $0.6 million, capital expenditures of $1.5 million and other uses of $0.4 million. As of November 8, 2016, the Company does not have lines of credit available to it. As a result of the negative operating cash flows and resulting decrease in cash, the Company believes it is essential it raise capital during the fourth quarter to fund its operations. The Company may have difficulty obtaining such additional financing as a result of the decrease in oil prices, its negative cash flows from operations and the significant decrease in its share price.

In order to address its difficult financial situation, the Company has made, and continues to make, significant cost reductions, both in its administrative and professional staff, consultants, third party services, and lease operating expenses. The Company has reduced spending to critical repairs and maintenance and any essential replacements of field equipment. In the first quarter of 2016, the Company completed the implementation of the AERO technology at the Coke field. The Company is actively pursuing alternatives to raise capital in order to fund its operations and position itself to take advantage of an identified opportunity to acquire its first Phoenix project - an abandoned field which the Company believes has significant economic quantities of oil remaining and is compatible with its AERO technology. The Company has been in active discussions with existing investors for a modest capital raise at the Glori corporate level in order to improve its liquidity and fund certain up-front costs necessary to lease and complete the development planning of this project.

The Company applied to the United States Department of Energy’s Loan Programs Office (“LPO”) for a $150 million loan guarantee in connection with a project applying AERO to previously abandoned reservoirs in the U.S. Based on LPO’s evaluation of Part I of the application, in March 2016 LPO invited the Company to submit Part II of its application. In May 2016, the Company submitted Part II of the application. It is currently anticipated that the loan guarantee, if issued, will fund up to 75% of project costs. The balance would need to be raised and contributed by the Company. As described below, the Company is also seeking alternative financing to enable it to acquire and redevelop its first Phoenix project because it cannot predict if the loan guarantee will ultimately be issued by the LPO, or if the final terms of the loan guarantee will be advantageous to the Company.

In addition to its efforts with the Department of Energy's LPO, in October 2016 the Company engaged an investment banking firm specializing in energy mergers and acquisitions and private placements to assist in raising capital to fund its Phoenix project, which the Company believes has excellent reservoir qualities and a significant amount of remaining oil in place. This project may provide the catalyst for a financing at both the corporate level and the project level. At this point, however, the Company cannot give any assurances it will be successful in raising any capital, nor whether it will be able to negotiate acceptable terms. Due to the considerable decrease in our stock price and resulting equity market value, such capital raise will likely result in significant dilution to existing shareholders.

On March 18, 2016, GEP entered into an amendment to the credit agreement on the senior secured term loan facility with its lender, Stellus Capital Investment Corporation, which had the effect of removing the financial ratio covenants and the semi-annual collateral value redeterminations until maturity in March 2017 (see NOTE 7).

Effective June 8, 2016, Stuart Page resigned as Chief Executive Officer of the Company and as a member of its Board of Directors. Kevin Guilbeau, the Company's Executive Chairman, was appointed as Interim Chief Executive Officer. Pursuant to GEP's credit agreement, it is deemed to be a change of control if Stuart Page or Victor Perez cease to serve as officers of the Company, unless such person's replacement is approved by the lender within 90 days after such person's resignation or removal. The lender has not granted its approval of Mr. Page's replacement and therefore a change of control, which is an event of default under the credit agreement, occurred. As of November 9, 2016 a waiver of such event of default had not been granted by the lender and therefore, pursuant to the terms of the credit agreement, the Required Holders, as defined, may at any time at their option exercise remedies, including declaring the debt to be immediately due and payable.

On October 23, 2015, the Company received a notice from the Listing Qualifications Department of the NASDAQ Stock Market LLC indicating that, for the previous 30 consecutive business days, the bid price for its common stock had closed below the minimum $1.00 per share required for continued inclusion on The NASDAQ Capital Market under NASDAQ Listing Rule 5550(a)(2). The Company was afforded 180 calendar days, or until April 20, 2016, to regain compliance with the minimum bid price requirement. In order to regain compliance, shares of the Company’s common stock must maintain a minimum bid closing price of at least $1.00 per share for a minimum of ten consecutive business days, subject to NASDAQ's discretion to increase such ten-day period. On April 25, 2016, the Company received a letter from NASDAQ granting the Company an additional 180 days to regain compliance with the minimum bid price requirement. The Company had until October 17, 2016 to regain compliance with the bid price requirement. In addition, the Company must continue to meet the continued listing criteria, including maintaining stockholders' equity of at least $2.5 million. As a result of its net losses, including the impairment of oil and gas properties incurred in 2014 and 2015 as a result of the decrease in oil prices, the Company's stockholders' equity was below the required $2.5 million as of June 30, 2016. In order to maintain its NASDAQ listing, the Company would need to raise equity in the near-term in amounts sufficient to satisfy the $2.5 million stockholders' equity requirement. Additionally, based on the Company's recent share price, in order to meet the minimum $1.00 bid price per share requirement, the Company would most likely have to implement a reverse stock split which requires the approval of shareholders at a shareholder meeting. After considering a number of factors, including the likely expenses and uncertainty associated with seeking to regain compliance with or raise capital while subject to NASDAQ's Listing Rules and the ongoing costs of maintaining such compliance, on September 8, 2016, the Company's Board of Directors unanimously determined to (i) voluntarily delist from the NASDAQ, (ii) deregister the Company's common stock under Section 12 (b) of the Securities Exchange Act of 1934, as amended, (the "Exchange Act"), and (iii) take the actions necessary for the Company to be traded on the OTC Market Group trading systems. On September 9, 2016, the Company submitted a notice to the NASDAQ of its intention to voluntarily withdraw the Company's common stock from listing on NASDAQ and to voluntarily terminate the registration of common stock under Section 12 (b) of the Exchange Act and publicly announced its intent to delist. The Company voluntarily filed Form 25, Notification of Removal from Listing and/or Registration under Section 12 (b) of the Securities Exchange Act of 1934 on September 20, 2016 and Glori's common stock suspended trading on the NASDAQ effective on September 29, 2016. The Company's common stock began trading on the OTCQB Venture Market on September 30, 2016 under the Company's trading symbol "GLRI". The Company may determine to re-apply to re-establish its NASDAQ listing at such later date as the Company is able to meet the initial listing requirements. Such NASDAQ delisting or further declines in our stock price could impair our ability to raise additional capital to finance our operations and additional capital expenditures and could significantly increase the ownership dilution to shareholders caused by our issuing equity or other transactions. Glori's listing does not affect the Company’s business operations and does not cause a default under any material agreement.

NOTE 4 - PROPERTY AND EQUIPMENT
Property and equipment consists of the following (in thousands):

	December 31, 2015	September 30, 2016
		(Unaudited)

Proved oil and gas properties - successful efforts	$48,454	$49,805
Unproved oil and gas properties	443	684
Construction in progress (1)	594	508
Laboratory and warehouse facility (2)	648	599
Laboratory and field service equipment (1)	3,355	3,247
Office equipment, computer equipment, vehicles and other (2)	1,399	1,355
	54,893	56,198

Less: accumulated depreciation, depletion and amortization (1)(2)(3)	(47,578)	(48,797)

Total property and equipment, net	$7,315	$7,401
(1) In conjunction with quarter-end procedures, the Company identified certain AERO technology-related field equipment and other assets which will not be compatible with anticipated near-term future AERO projects and removed their book values and accumulated depreciation from the balance sheet, with the net difference of $120,000 recorded as a non-cash expense in Service Operations on the condensed consolidated statements of operations.
(2) The Company concluded its lease in Houston's Westchase District on September 30, 2016 and removed related leasehold improvements, which were fully depreciated, from the balance sheet. Office furniture at this location was sold for $11,000.
(3) Excludes accretion of asset retirement obligation.

Depreciation, depletion, amortization and impairment consists of the following (in thousands):

	Three Months Ended September 30,
	2015	2016
Depreciation and amortization expense	$158	137
Depletion expense	1,032	301
Accretion of asset retirement obligation	40	41
Total depreciation, depletion and amortization of property and equipment	$1,230	$479

	Nine Months Ended September 30,
	2015	2016
	(Unaudited)

Depreciation and amortization expense	$472	$432
Depletion expense	2,749	925
Accretion of asset retirement obligation	116	124
Total depreciation, depletion and amortization of property and equipment	$3,337	$1,481

On July 1, 2015 the Company sold its mineral interests in the "Etzold Field" located in Seward County, Kansas. The Etzold Field was originally purchased in 2010 as a greenfield lab to advance the development of the Company's AERO technology, and the operations have historically been included in the Company's Oil and Gas Segment (see NOTE 13). With the purchase of the larger Coke Field and with the Company's future acquisition plans, the Company made the strategic decision to divest the Etzold Field. Prior to the sale the Company had associated net assets of $89,000, which were composed primarily of the purchase and development charges less accumulated depreciation and depletion and associated liabilities of $435,000 related to the plugging and abandonment obligation associated with the Etzold Field. In exchange for the leasehold interest in the field, the Company received $75,000 and the purchaser's assumption of the related asset retirement obligation. The Company recognized a gain on the sale of $422,000. For nine months ended September 30, 2015, the Company had revenues of $57 thousand and a net loss of $130 thousand associated with the Etzold Field.

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
The following table summarizes the financial assets measured at fair value, on a recurring basis as of December 31, 2015 and September 30, 2016 (in thousands):

	Fair value measurements using
	Level 1	Level 2	Level 3	Total

December 31, 2015
Short-term commodity derivatives, asset	$—	$3,411	$—	$3,411

	Fair value measurements using
	Level 1	Level 2	Level 3	Total
	(Unaudited)

September 30, 2016
Short-term commodity derivatives, asset	$—	$638	$—	$638

The Level 2 instruments presented in the table above consists of derivative instruments made up of commodity price swaps at December 31, 2015 and commodity swaps and put and call options at September 30, 2016. The fair values of the Company's commodity derivative instruments are based upon the NYMEX futures prices of oil compared to the contracted per barrel rate to be received or paid. For the swaps, the Company records a liability associated with the futures contracts when the futures price of oil is greater than the contracted per barrel rate to be received and an asset when the futures price of oil is less than the contracted per barrel rate to be received. For the oil put and call options (collars), the Company generally records a liability when the futures price of oil is greater than the contracted ceiling price to be received and an asset when the futures prices of oil is lower than the contracted floor to be received.

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

As of September 30, 2016, the Company had the following open positions on outstanding commodity derivative contracts:

Period	Notional Amount (Bbl)	Swap ($/Bbl)	Floor ($/Bbl)	Ceiling ($/Bbl)

October 2016 - December 2016	19,650	$82.46
January 2017 - June 2017	18,100		$42.50	$55.60

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

	Fair value as of
	December 31, 2015	September 30, 2016
Asset commodity derivatives:
Current assets	3,411	693
Current liabilities	—	(55)
Total commodity derivatives	3,411	638

The Company has not elected to designate any of these as derivative contracts for hedge accounting. Accordingly, for each reporting period the contracts are marked-to-market and the resulting unrealized changes in the fair value of the assets and liabilities are recognized on the condensed consolidated statements of operations. The settlements of the closed derivative contracts result in realized gains and losses recorded on the Company's condensed consolidated statements of operations. The unrealized and realized gains and losses on derivative instruments are recognized in the gain (loss) on commodity derivatives line item located in other income (expense).

The following tables summarize the unrealized and realized gain (loss) on commodity derivatives (in thousands):

	Three Months Ended September 30,
	2015	2016
	(Unaudited)

Unrealized gain (loss) on commodity derivatives	$1,750	$(605)
Realized gain on commodity derivatives	878	737
	$2,628	$132

	Nine Months Ended September 30,
	2015	2016
	(Unaudited)

Unrealized gain (loss) on commodity derivatives	$368	$(2,773)
Realized gain on commodity derivatives	2,649	2,623
	$3,017	$(150)

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

On March 18, 2016, GEP entered into an amendment to the credit agreement on the senior secured term loan facility with its lender, Stellus Capital Investment Corporation, which had the effect of removing the previously required financial ratio covenants and semi-annual collateral value redetermination until maturity in March 2017. In connection with the amendment, the interest rate on the loan increased to 13.0% per annum from 11.0%. The additional 2.0% may be “paid in kind”, and added to the principal amount, or paid in cash at the election of the Company. In addition, principal of $37,500 plus interest is payable monthly compared to the minimum principal payments of $112,500 plus interest which was previously payable quarterly. Without this amendment we likely would not have been able to meet all of our financial covenants in the future. For the three months ending September 30, 2016, the Company elected the additional 2.0% interest to be paid in kind and debt increased by $51,000 and debt increased by $103,000 for the nine months ending September 30, 2016. As of December 31, 2015 and September 30, 2016 the outstanding loan balance was $10.5 million and $10.0 million, respectively.

Effective June 8, 2016, Stuart Page resigned as Chief Executive Officer of the Company and as a member of its Board of Directors. Kevin Guilbeau, the Company's Executive Chairman, was appointed as Interim Chief Executive Officer. Pursuant to GEP's credit agreement, it is deemed to be a change of control if Stuart Page or Victor Perez cease to serve as officers of the Company, unless such person's replacement is approved by the lender within 90 days after such person's resignation or removal. The lender has not granted its approval of Mr. Page's replacement and therefore a change of control, which is an event of default under the credit agreement, occurred. As of November 9, 2016 a waiver of such event of default had not been granted by the lender and therefore, pursuant to the terms of the credit agreement, the Required Holders, as defined, may at any time at their option exercise remedies, including declaring the debt to be immediately due and payable.

Maturities on long-term debt during the next five years are as follows (in thousands).

Year ending September 30,	Amount
(Unaudited)

2017	10,026
2018	9
2019	9
2020	9
2021	8
Thereafter	—
$10,061
The maturities above are presented on the September 30, 2016 condensed consolidated balance sheet net of debt issuance costs of $101 thousand.

NOTE 8 - ASSET RETIREMENT OBLIGATION

The Company records an asset retirement obligation (ARO) on oil and natural gas properties when it can reasonably estimate the fair value of an obligation to perform site reclamation, dismantle facilities or plug and abandon costs. The Company records the ARO liability on the unaudited condensed consolidated balance sheets and capitalizes a portion of the cost in "Proved oil and gas properties - successful efforts" during the period in which the obligation is incurred. The Company records the accretion of its ARO liabilities in "Depreciation, depletion and amortization" expense in the unaudited condensed consolidated statements of operations. The additional capitalized costs are depreciated on a unit-of-production basis.
During three months ended September 30, 2016, $27,000 of ARO was settled and as of September 30, 2016, $200,000 of current ARO was included in "Accrued expenses" on the unaudited condensed consolidated balance sheets.
The Company recorded the following activity related to its ARO liability for the nine months ended September 30, 2016 (in thousands, inclusive of the current portion):

Liability for asset retirement obligations as of December 31, 2015	$1,522
Liabilities settled	(27)
Additions	14
Revisions due to change in estimates	37
Accretion expense	124
Liability for asset retirement obligations as of September 30, 2016	1,670

NOTE 9 - LOSS PER SHARE

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

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2016	2015	2016
	(Unaudited)		(Unaudited)
Numerator:
Net loss	$(1,303)	$(2,477)	$(9,203)	$(9,125)

Denominator:
Weighted-average common shares outstanding - basic	31,845	32,116	31,738	32,056
Effect of dilutive securities	—	—	—	—
Weighted-average common shares - diluted	31,845	32,116	31,738	32,056

Net loss per common share - basic and diluted	$(0.04)	$(0.08)	$(0.29)	$(0.28)

The following weighted average securities outstanding during the three and nine months ended September 30, 2015 and September 30, 2016 were not included in the calculation of diluted shares outstanding as they would have been anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2016	2015	2016
	(Unaudited)		(Unaudited)

Common stock warrants ($10 strike price)	5,321	5,321	5,321	5,321
Common stock options	1,646	2,469	2,122	2,661
Restricted shares	200	253	105	460

NOTE 10 - INCOME TAXES

At December 31, 2015 and September 30, 2016, the Company has net operating loss carryforwards for federal income tax reporting purposes of approximately $64.3 million and $74.4 million, respectively, which will begin to expire in the year 2025, and tax credits of approximately $504,000, which will begin to expire in 2027. The NOL carry forward has been reduced by approximately $5.4 million of loss carryforwards that management estimates will expire due to limitations from changes in control.

The Company has recorded a valuation allowance against the Company's deferred tax assets. The effective tax rate for the three and nine months ended September 30, 2015 and 2016 varies from the statutory rate primarily due to the effect of the valuation allowance. For the three months ended September 30, 2015 the Company had an income tax expense of $3,000 and for the nine months ended September 30, 2015 the Company had an income tax benefit of $168,000 due to a reduction in taxes paid on foreign income as the Company revised its methodology for service fee applications charged to foreign subsidiaries. For the three months ended September 30, 2016 the Company had no income tax expense and for the nine months ended September 30, 2016 the Company had an income tax benefit of $6,000 due to the utilization of net operating losses to recover previously paid foreign income taxes.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Litigation

From time to time, the Company may be subject to legal proceedings and claims that arise in the ordinary course of business. The Company is not currently a party to any material litigation or proceedings and is not aware of any material litigation or proceedings, pending or threatened against it.

Commitments

The Company leased two buildings in Houston, Texas and a warehouse facility in Gull Lake, Saskatchewan under operating leases. The Company entered into a two-year lease agreement in October 2014, for 7,805 square feet of office space in Houston's Westchase District for approximately $18,000 per month. The Westchase District office lease expired in September 2016 and the Company did not renew this lease. The Company's original Houston building lease, which contains office space, warehouse space and a laboratory, expires in May 2017 and is leased for $11,000 per month. The Saskatchewan warehouse is a month-to-month lease which rents for C$1,000 per month and was canceled in August 2016.

Approximate minimum future rental payments under these noncancelable operating leases as of September 30, 2016 are as follows (in thousands):

Year Ending September 30,
(Unaudited)

2017	$85
$85

Total rent expense was approximately $90,000 and $305,000 for the three and nine months ended September 30, 2015 and $88,000 and $268,000 for the three and nine months ended and September 30, 2016, respectively.

NOTE 12 - STOCK-BASED COMPENSATION

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

Stock-based compensation expense, included primarily in selling, general and administrative expense, was $267 thousand and $136 thousand for the three months ended September 30, 2015 and September 30, 2016 and $1.1 million and $409 thousand for the nine months ended September 30, 2015 and September 30, 2016, respectively. The Company has future unrecognized compensation expense for nonvested shares at September 30, 2016 of $941 thousand with a weighted average vesting period of 2.3 years.

Stock Option Awards:

The Company has computed the fair value of all options granted during the year ended December 31, 2015, using the Black-Scholes option pricing model using the following assumptions:

Year ended December 31,
2015

Risk-free interest rate	1.55%
Expected volatility	66%
Expected dividend yield	—
Expected life (in years)	6.00
Expected forfeiture rate	—

The following table summarizes the activity of the Company’s plan related to stock options:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Outstanding as of December 31, 2015	2,834,635	$1.01	6.9	$89,000
Awarded (unaudited)	35,000	0.32
Exercised (unaudited)	—
Forfeited or Expired (unaudited)	(1,050,120)	0.80
Outstanding as of September 30, 2016 (unaudited)	1,819,515	$1.11	7.2	$—
Exercisable as of December 31, 2015	1,934,605	$0.84	5.7	$89,000
Exercisable as of September 30, 2016 (unaudited)	1,069,261	$1.18	5.9	$—

The weighted-average grant date fair value for equity options granted during the nine months ended September 30, 2015 and September 30, 2016 was $2.00 and $0.32, respectively. There were no option awards issued in the three months ended September 30, 2015 and 35,000 option awards issued in the three months ended September 30, 2016. The total fair value of options vested during the three months ended September 30, 2015 and September 30, 2016 was $54,000 and $27,000, respectively. The total fair value of options vested during both the nine months ended September 30, 2015 and September 30, 2016 was $207,000 and $187,000, respectively.

Restricted Share Awards:

In addition to options, the Company has granted restricted share awards to certain executives and members of the board of directors. The following table shows a summary of restricted stock activity for the nine months ended September 30, 2016:

	Shares	Weighted-average grant date fair value
Non-vested awards outstanding, December 31, 2015	844,592	$2.67
Vested	(297,182)	2.49
Forfeited	(293,797)	2.55
Non-vested awards outstanding, September 30, 2016	253,613	$3.03

NOTE 13 – SEGMENT INFORMATION

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

The following table sets forth the operating segments of the Company and the associated revenues and expenses (in thousands):

	Oil and Gas	AERO Services	Corporate	Total
	(Unaudited)

Three months ended September 30, 2015
Revenues	$1,738	$281	$—	$2,019
Total operating expenses	2,539	395	1,722	4,656
Depreciation, depletion and amortization	1,096	69	65	1,230
Loss from operations	(1,897)	(183)	(1,787)	(3,867)

Other expense, net	3,050	—	(483)	2,567

Income tax benefit	—	—	3	3

Net loss	$1,153	$(183)	$(2,273)	$(1,303)

	Oil and Gas	AERO Services	Corporate	Total
	(Unaudited)

Three months ended September 30, 2016
Revenues	$1,119	$—	$—	$1,119
Total operating expenses	1,462	316	1,080	2,858
Depreciation, depletion and amortization	361	88	30	479
Loss from operations	(704)	(404)	(1,110)	(2,218)

Other expense, net	132	—	(391)	(259)

Income tax benefit	—	—	—	—

Net loss	$(572)	$(404)	$(1,501)	$(2,477)

	Oil and Gas	AERO Services	Corporate	Total
	(Unaudited)
Nine Months Ended September 30, 2015
Revenues	$5,874	$1,344	$—	$7,218
Total operating expenses	7,431	1,450	6,077	14,958
Depreciation, depletion and amortization	2,961	278	98	3,337
Loss from operations	(4,518)	(384)	(6,175)	(11,077)

Other income (expense), net	3,439	—	(1,733)	1,706

Income tax benefit	—	—	(168)	(168)

Net loss	(1,079)	(384)	(7,740)	(9,203)

	Oil and Gas	AERO Services	Corporate	Total
	(Unaudited)
Nine Months Ended September 30, 2016
Revenues	$3,306	$246	$—	$3,552
Total operating expenses	4,593	802	4,544	9,939
Depreciation, depletion and amortization	1,108	276	97	1,481
Loss from operations	(2,395)	(832)	(4,641)	(7,868)

Other expense, net	(151)	—	(1,112)	(1,263)

Income tax benefit	—	—	(6)	(6)

Net loss	(2,546)	(832)	(5,747)	(9,125)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements as of September 30, 2016 and for the three and nine months ended September 30, 2016 and 2015 included elsewhere herein, and with our annual report on Form 10-K for the year ended December 31, 2015. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors” in Item 1A of our annual report and elsewhere in this quarterly report. See “Cautionary Note Regarding Forward-Looking Statements” above.

Overview

We are a Houston-based oil production company that deploys its proprietary AERO technology to increase the amount of oil that can be produced from conventional fields at a substantially lower cost than traditional enhanced oil recovery methods ("AERO System"). Only about one-third of the oil discovered in a typical reservoir is recoverable using conventional oil production technology, leaving the remaining two-thirds trapped in the reservoir rock. Our AERO System technology stimulates the native microorganisms that reside in the reservoir to improve the recoverability of this trapped oil. We believe the AERO System can reverse production declines and significantly increase ultimate reserve recovery at a low incremental cost per barrel. Glori owns and operates oil fields onshore in the U.S. where we deploy our technology.
Glori's goal is also to acquire fields which may have no current production but have excellent reservoir qualities, are compatible with our AERO technology, and have significant original oil in place remaining. We believe there are significant opportunities onshore U.S. to acquire and reconstitute such previously abandoned fields and capture significant economic quantities of oil which have been left behind by the industry. Our focus is on sandstone reservoirs with good permeability and clear potential for waterflooding, which are therefore are good candidates to benefit from our AERO technology. We believe by introducing AERO at the initiation of a waterflood, we can improve oil recovery and reduce water use over the life of a field. Additionally, since these inactive fields may not have produced any oil for many years, they can be acquired or leased at low prices, when compared to producing assets. We refer to this strategy as our "Phoenix" initiative.

We also seek to acquire and redevelop mature oil fields with historically long-lived, predictable production profiles that fit our criteria for the AERO System. We believe this strategy can enhance the revenues, cash flows and returns from such oil fields through waterflood optimization and implementation of our AERO System of enhanced oil recovery. The decrease in oil prices over the past two years has made it difficult to acquire producing oil assets as potential sellers are hesitant to sell at depressed prices. Additionally, lenders and investors have tended to limit new financings for the exploration and production ("E&P") industry. Therefore, Glori's ability to execute on acquisitions of producing oil properties depends on relative stability in oil prices and on our ability to raise capital.

In the first quarter of 2016, we completed the implementation of the AERO technology at the company-owned Coke field and continue to monitor the field's response. We are continuing to closely monitor the impact of the three AERO system injection wells on the Coke field, but we believe more time is needed to be able to reach definitive conclusions. We will continue to closely evaluate field production while carefully managing field expenses.

We are actively pursuing alternatives to raise capital in order to fund our operations and enable us to take advantage of an identified opportunity to acquire our first Phoenix project - an abandoned field which we believe has significant economic quantities of oil remaining and is compatible with our AERO technology. We are in active discussions with existing investors for a modest capital raise at the Glori corporate level in order to improve liquidity and fund certain up-front costs necessary to lease and complete the development planning of this project. Due to the considerable decrease in our stock price and resulting equity market value, such a capital raise will likely result in significant dilution to existing shareholders.

We applied to the United States Department of Energy’s Loan Programs Office (“LPO”) for a $150 million loan guarantee in connection with a project applying AERO to previously abandoned reservoirs in the U.S. Based on LPO’s evaluation of Part I of the application, in March 2016, LPO invited Glori to submit Part II of its application. In May 2016, we submitted Part II of the application. It is currently anticipated that the loan guarantee, if issued, will fund up to 75% of project costs. The balance would need to be raised and contributed by the Company. As described below, we are also seeking alternative financing to enable us to acquire and redevelop our first Phoenix project because we cannot predict if the loan guarantee will ultimately be issued by the LPO, or if the final terms of the loan guarantee will be advantageous to us.

In addition to our efforts with the Department of Energy's LPO, in October 2016, we engaged an investment banking firm specializing in energy mergers and acquisitions and private placements to assist us in raising capital to fund our Phoenix project. This project may provide the catalyst for a financing at both the corporate level and the project level. At this point, however, we cannot give any assurances that we will be successful in raising any capital, nor whether we will be able to negotiate acceptable terms.

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

Net loss for the third quarter of 2016 was $2.5 million, or $0.08 per share. This compares to a third quarter 2015 net loss of $1.3 million, or a loss of $0.04 per share.

Revenues for the third quarter of 2016 were $1.1 million, reflecting a decrease of $900 thousand from the third quarter of 2015. Oil and gas revenues decreased 36% to $1.1 million from $1.7 million in the third quarter of 2015 due to a 2% decrease in average oil prices received and a 34% decrease in oil volumes produced and sold in the third quarter of 2016. Total oil production in the third quarter of 2016 decreased due primarily to shutting in certain uneconomic wells in the Coke Field in order to reduce lease operating expenses. There were no revenues from our AERO technology services segment for the third quarter of 2016 and $281 thousand for the third quarter of 2015. Although our AERO System is a low cost enhanced oil recovery solution, our 2016 service revenues have been adversely affected by continued low oil prices and decreased spending by the E&P industry. In this environment of reduced E&P spending, many AERO services clients and prospects have been hesitant to commence new projects involving new technology.

During the third quarter of 2016, we produced 27,688 net barrels of oil equivalents ("BOE") or approximately 301 net BOE per day, including 26,401 barrels of oil and 7,727 thousand cubic feet of natural gas, and received an average realized oil price of $41.77 per barrel. We utilize certain volumes of natural gas production in operations at the Bonnie View field each month. After the effect of oil price swap settlements, our oil price per barrel for the quarter was approximately $69.42 per barrel. Production from liquids (oil and condensate) represented approximately 95% of total production. Total production in the third quarter of 2016 decreased approximately 5% from the second quarter of 2016 production primarily due to production down-time due to periodic field maintenance. Third quarter 2015 production was 483 net BOE per day with an average realized price of $42.44 per barrel and $1.48 per thousand cubic foot. Including the effect of oil price swap settlements, the average realized oil price per barrel was $64.18 in the third quarter of 2015.

We had price swap derivatives in place covering approximately 74% of our oil and condensate production for the third quarter of 2016. We continue to maintain price swaps covering a portion of our estimated future production through December 2016, and have added costless collars (a combination of put and call options to sell and buy oil) to cover a portion of our estimated future production in the first half of 2017. In the three months ended September 30, 2016, we recorded a net gain on commodity derivatives of approximately $132 thousand, which was net of a $605 thousand unrealized loss on changes in fair value of future swap receivables. In the previous year's third quarter, we recorded a net gain on commodity derivatives of approximately $2.6 million, due to a decrease in NYMEX oil futures prices from the beginning to the end of the quarter, including $878 thousand in realized cash settlements received. See NOTE 6 in the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this report for additional information regarding our commodity derivative activities.

Results of Operations

Historical Results of Operations for Glori

The following table sets forth selected financial data for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine months ended September 30,
	2015	2016	2015	2016
Revenues:
Oil and gas revenues	$1,738	$1,119	$5,874	$3,306
Service revenues	281	—	1,344	246
Total revenues	2,019	1,119	7,218	3,552

Operating expenses:
Oil and gas operations	2,539	1,462	7,431	4,593
Service operations	395	316	1,450	802
Science and technology	425	268	1,528	911
Selling, general and administrative	1,297	812	4,549	3,633
Depreciation, depletion and amortization	1,230	479	3,337	1,481
Total operating expenses	5,886	3,337	18,295	11,420

Loss from operations	(3,867)	(2,218)	(11,077)	(7,868)

Other income (expense):
Interest expense	(483)	(390)	(1,728)	(1,125)
Gain (loss) on commodity derivatives	2,628	132	3,017	(150)
Other income (expense)	422	(1)	417	12
Total other income (expense), net	2,567	(259)	1,706	(1,263)

Income tax expense (benefit)	3	—	(168)	(6)

Net loss	$(1,303)	$(2,477)	$(9,203)	$(9,125)

The following table sets forth selected production data for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2016	2015	2016
Revenues (in thousands):
Oil revenues	$1,713	$1,114	$5,788	$3,289
Natural gas revenues	25	5	86	17
Total oil and gas revenues	$1,738	$1,119	$5,874	$3,306

Sales volumes:
Oil volumes (MBbls)	40	27	117	87
Gas volumes (MMcf)	17	3	57	16
Gas volumes (MBoe)	3	1	9	3
Total volumes (MBoe)	43	28	126	90

Price:
Average oil price received per Bbl	$42.44	$41.77	$49.56	$37.82
Average oil price per Bbl including price swap settlements	$64.18	$69.42	$72.24	$67.99
Average gas price per Mcf	$1.48	$1.59	$1.51	$1.09

The following table details oil and gas operations expense for the periods indicated (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2015	2016	2015	2016
Lease operating expense	$1,753	$1,055	$4,813	$3,104
Ad valorem taxes	91	35	265	156
Severance taxes	81	52	273	153
Acquisition expenses	16	10	60	58
Exploration expense	102	—	102	—
Oil and gas overhead expense	496	310	1,918	1,122
Oil and gas operations expense	$2,539	$1,462	$7,431	$4,593

Three Months Ended September 30, 2015 and 2016

Oil and gas revenues. Oil and gas revenues decreased by $619 thousand, or 36%, from $1.7 million in the three months ended September 30, 2015 to $1.1 million in the three months ended September 30, 2016. The decrease was primarily the result of a 2% decrease in average oil prices received and a 34% decrease in oil production sold. Production decreased primarily due to a cost reduction plan to improve field profitability at the Coke Field by shutting in uneconomic wells in the low price environment and by reducing overall field expenses.

Service revenues. There were no service revenues for the third quarter of 2016 and $281 thousand for the three months ended September 30, 2015. The service revenues were attributable to two Field Deployment Phase projects which concluded in July 2015 and one project which concluded in February 2016. Service revenues have continued to be adversely impacted by the decrease in oil prices which resulted in significant decreases in spending by our exploration and production customers and prospects. As a result, in an effort to reduce administrative expenses, business development and related expenses in connection with providing AERO services to third parties were eliminated during the 2016 third quarter.

Oil and gas operations. Oil and gas operating expenses decreased by $1.1 million, or 42%, from $2.5 million in the three months ended September 30, 2015 to $1.5 million in the three months ended September 30, 2016. Overhead expenses decreased $186 thousand, or 38%, due to a reduction in compensation and benefits as a result of decreased headcount. Lease operating expenses ("LOE") decreased by a net $698 thousand due to a $695 thousand, or 43%, decrease in Coke Field expenses due to cost reduction efforts. Exploration expenses decreased $102 thousand as a result of an unsuccessful radial jetting project in the prior year period. Ad valorem tax expense decreased $56 thousand due to an adjustment to the annualized estimate of the 2016 period tax assessment. Severance taxes decreased $29 thousand due to lower oil prices and revenues.

Service operations. Service operations expense decreased by $79 thousand, or 20%, from $395 thousand in the third quarter of 2015 to $316 thousand in the third quarter 2016. The net decrease is primarily due to a decrease of $96 thousand in project costs related to projects in Canada and Brazil, which concluded during July 2015 and first quarter 2016, respectively. Compensation and benefits decreased $71 thousand due to decreased headcount. Domestic project costs decreased $19 thousand. These decreases were partially offset by a non-cash expense of approximately $120 thousand related to the write down of certain AERO technology field assets which were deemed incompatible for anticipated future projects.

Science and technology. Science and technology expenses decreased by $157 thousand, or 37%, from $425 thousand in the three months ended September 30, 2015 to $268 thousand in the three months ended September 30, 2016 mostly due to a decrease of $69 thousand in compensation and benefits due to decreased headcount and a decrease of $35 thousand in legal fees incurred for patent protection. Supplies and travel expenses decreased $27 thousand due to a decline in the number of Analysis Phase services projects and cost reduction efforts. The remaining decrease is attributable to a reduction in fees for recurring third party research consulting.

Selling, general and administrative ("SG&A"). SG&A expenses decreased by $485 thousand, or 37%, from $1.3 million in the three months ended September 30, 2015 to $812 thousand in the three months ended September 30, 2016. The decrease was primarily attributable to cost cutting measures in salaries, benefits, travel and certain other back office expenses, including a reduction in fees paid to the Board of Directors.

Depreciation, depletion and amortization ("DD&A"). DD&A decreased from $1.2 million in the three months ended September 30, 2015 to $479 thousand in the three months ended September 30, 2016. The decrease was primarily due to a decrease in depletion expense of $732 thousand related to the December 2015 impairment of the Coke and Bonnie View Fields as a result of the oil price decline. Depletion expense for the third quarter of 2016 was calculated based on lower asset values as compared to the third quarter of 2015 as a result of impairment during the fourth quarter of 2015, and on lower production as a result of shutting in or reducing flow rates for certain uneconomic wells.

Total other income (expense), net. Total other income (expense), net, decreased $2.8 million from an income of $2.6 million in the three months ended September 30, 2015 to an expense of $259 thousand in the three months ended September 30, 2016. Our commodity derivatives, which include price swaps that were entered into in connection with the acquisition of the Coke Field in March 2014 and 2017 costless collars that were entered into in June 2016, resulted in a net gain of $132 thousand in the three months ended September 30, 2016 compared to a gain of $2.6 million in the prior year period. In the 2016 period, the derivative gain consisted of a $737 thousand realized gain on price swap settlements, which was partially offset by a $605 thousand unrealized loss on the change in fair value of future settlements due to inter-month increases in NYMEX oil futures prices. In the 2015 period, the derivative gain consisted of an $878 thousand realized gain on price swap settlements and a $1.8 million unrealized gain on the change in fair value of future settlements due to a decrease in NYMEX oil futures prices from the beginning to the end of the quarter. Interest expense also decreased $93 thousand compared to the third quarter of 2015 due to the repayment of debt. Other income (expense) also decreased $423 thousand in the third quarter of 2016 compared to the same prior year period as a result of the gain on the sale of the Etzold property on July 1, 2015.

Nine Months Ended September 30, 2015 and 2016
Oil and gas revenues. Oil and gas revenues decreased by $2.6 million from $5.9 million in the nine months ended September 30, 2015 to $3.3 million in the nine months ended September 30, 2016. The decrease was attributable to a 24% decrease in average oil prices received and a 26% decrease in oil production sold. Production decreased due to a cost reduction plan to improve field profitability at the Coke Field shutting in certain uneconomic wells and due to the July 1, 2015 sale of the Etzold Field. The decrease in production from the Coke and Etzold Fields was partially offset by the purchase of the Bonnie View Field which closed on June 1, 2015 and resulted in the inclusion of an incremental $182 thousand of oil revenues in the 2016 period.

Service revenues. Service revenues decreased by $1.1 million, or 82%, from $1.3 million in the nine months ended September 30, 2015 to $246 thousand in the nine months ended September 30, 2016. The decrease in revenues was attributable to a Field

Deployment Phase project which concluded in February 2015, two projects which concluded in July 2015, and one project which concluded in the first quarter 2016. Analysis Phase revenues decreased $8 thousand from the prior year period. Service revenues have continued to be adversely impacted by the decrease in oil prices which resulted in significant decreases in spending by our exploration and production customers and prospects. As a result, in an effort to reduce administrative expenses, business development and related expenses in connection with providing AERO services to third parties were eliminated during the 2016 third quarter.

Oil and gas operations. Oil and gas operating expense decreased by $2.8 million, or 38%, from $7.4 million in the nine months ended September 30, 2015 to $4.6 million in the nine months ended September 30, 2016. Overhead expenses decreased by $796 thousand due to decreases in third party consulting fees and a reduction in compensation and benefits as a result of decreased headcount. LOE decreased by a net $1.7 million primarily due to a $1.8 million, or 41%, decrease in Coke Field expenses due to cost reduction efforts. LOE also decreased by $159 thousand due to the sale of the Etzold Field in July 2015. These decreases in LOE were partially offset by the addition of $295 thousand in expenses for the Bonnie View Field, which was purchased in June 2015. Exploration expenses decreased $102 thousand as a result of an unsuccessful radial jetting project in 2015. Severance taxes decreased $120 thousand due to lower oil prices and revenues. Ad valorem tax expense decreased $109 thousand due to an adjustment to the annualized estimate of the 2016 period tax assessment.

Service operations. Service operations expense decreased by $648 thousand, or 45%, from $1.5 million in the nine months ended September 30, 2015 to $802 thousand in the nine months ended September 30, 2016. Approximately $265 thousand of the decrease is attributable to reduced project costs such as trucking and nutrient solution related to two domestic field projects, which concluded during February and July 2015, and $130 thousand of the decrease resulted from the conclusion of a Canadian field project in July 2015. Compensation and benefits decreased $240 thousand due to a decrease in service operations headcount resulting from the decreased number of projects. $100 thousand of the decrease is attributable to the conclusion of a project in Brazil during the first quarter of 2016. Such decreases were partially offset by the non-cash expense of approximately $120 thousand related to the abandonment of certain AERO technology-related field equipment and other assets which were deemed incompatible for anticipated near-term future AERO projects.

Science and technology. Science and technology expenses decreased by $617 thousand, or 40%, from $1.5 million in the nine months ended September 30, 2015 to $911 thousand in the nine months ended September 30, 2016 mostly due to a decrease of $315 thousand in compensation and benefits due to decreased headcount. Supplies and travel expenses decreased $128 thousand due to a decline in the number of Analysis Phase services projects and cost reduction efforts. Recurring third party research consulting and patent defense fees decreased $73 thousand, and a majority of the remaining decrease is due to an $85 collaborative core flood research project in 2015.

Selling, general and administrative ("SG&A"). SG&A expenses decreased by $916 thousand, or 20%, from $4.5 million in the nine months ended September 30, 2015 to $3.6 million in the nine months ended September 30, 2016. The decrease was primarily attributable to a decrease of $1.1 million from cost cutting measures in salaries, benefits, travel and certain other back office expenses, including a reduction in fees paid to the Board of Directors. Increases in consulting and other third party professional fees expenses partially offset the overall decrease in SG&A. SG&A decreased $1.2 million, or 27%, in the nine months ended September 30, 2016 from the nine months ended September 30, 2015, excluding the impact of severance compensation liability, recognized in June 2016.

Depreciation, depletion and amortization ("DD&A"). DD&A decreased from $3.3 million in the nine months ended September 30, 2015 to $1.5 million in the nine months ended September 30, 2016. The overall decrease was due to a decrease in depletion expense of $1.8 million related to the December 2015 impairment of the Coke and Bonnie View fields as a result of the oil price decline. Depletion expense for the 2016 period was calculated based on lower asset values as compared to the 2015 period as a result of impairment during the fourth quarter of 2015, and on lower production as a result of shutting in or reducing flow rates for certain uneconomic wells.

Total other income (expense), net. Total other income (expense), net, decreased $3.0 million from an income of $1.7 million in the nine months ended September 30, 2015 to an expense of $1.3 million in the nine months ended September 30, 2016. Our commodity derivatives, which include price swaps that were entered into in connection with the acquisition of the Coke Field in March 2014 and 2017 costless collars that were entered into in June 2016, resulted in a net loss of $150 thousand in the nine months ended September 30, 2016 compared to a net gain of $3.0 million in the prior year period. In the 2016 period, the derivative loss consisted of a $2.8 million unrealized loss on the change in fair value of future settlements due to increases in NYMEX oil futures prices during the period, which was partially offset by a $2.6 million realized gain on price swap settlements. In the 2015 period, the derivative gain consisted of a $2.6 million realized gain on price swap settlements and a $368 thousand unrealized gain on the change in fair value of future settlements. Interest expense decreased $603 thousand compared to the 2015 period due to the repayment of debt, including debt used to partially fund the Coke Field acquisition and the $8.0 million secured term promissory note which was prepaid in March 2015. Other income (expense) also decreased $405 thousand compared to the nine months ended September 30, 2015 as a result of the gain on the sale of the Etzold property on July 1, 2015.

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

Our primary sources of liquidity and capital since our formation have been proceeds from equity issuances and borrowings. To date, our primary use of capital has been to fund acquisitions, principally the purchase of the Coke Field, to fund our net cash used in operations and for payments on debt.

For the quarter ended September 30, 2016 we continued to generate cash losses from operations. At September 30, 2016, we had a working capital deficit of $8.4 million, made up of current assets of $3.4 million and current liabilities of $11.8 million. The current asset balance is comprised of cash and cash equivalents of $1.7 million, accounts receivable of $724 thousand, commodity derivative contracts receivable of $638 thousand, and prepaid expenses and other current assets of $275 thousand. Included in current liabilities is $723 thousand in accounts payable, $1.1 million in accrued expenses, including $200 thousand in short-term asset retirement obligations, and $10.0 million in current portion of long-term debt, which is presented on the September 30, 2016 condensed consolidated balance sheet net of debt issuance costs of $101 thousand.

Contingent on our ability to obtain financing, our plan is to acquire and redevelop previously abandoned fields and capture significant economic quantities of oil which have been left behind by the industry. We target fields which may have no current production but have excellent reservoir qualities and are compatible with our AERO technology. Since these inactive fields may not have produced oil for many years, they can be leased at favorable prices, when compared to producing assets. Planned capital expenditures for the next twelve months consist of approximately $100 thousand for existing field operations, and depending on the availability of capital, up to approximately $1.2 million for leasing acreage in a specific abandoned oil field we have targeted. We will adjust the amount and timing of our capital spending based on our success in raising additional capital to fund both our capital needs and our cash used in operations. As of September 30, 2016, we did not have any commitments for the acquisition of oil properties or any other significant capital commitments.

The price of oil fluctuated during the third quarter of 2016, and ultimately declined 3% based on the Cushing, Oklahoma - West Texas Intermediate spot prices of $49.02 per barrel on July 1, 2016 and $47.72 on September 30, 2016. Subsequent to September 2016, the oil price rose again to $50.18 per barrel as of October 24, 2016. See ITEM 3. Quantitative and Qualitative Disclosures About Market Risk for discussion on the potential impact of an oil price decline.

Revenues and cash flows from our existing oil properties represent the principal source of our cash from operating activities. Operating cash flow from our existing oil properties, and the realized cash gains from our oil price swaps, less direct operating expenses and related overhead costs, are principally dedicated to servicing the $10.0 million term note. We currently have oil price swaps in place totaling 6,550 barrels per month at $82.46 per barrel for the remainder of 2016. In the three and nine months periods ended September 30, 2016, we realized cash gains of $737 thousand and $2.6 million from our oil price swaps, respectively. Since our oil price swaps expire in December 2016, we will not realize cash gains from them after December 2016. However, we placed costless oil collars for the first six months of 2017 with a floor of $42.50 per barrel and a ceiling of $55.60 per barrel for 100 barrels of oil per day. While we have entered into swaps for a portion of our oil production during 2016 and collars for a portion of our oil production in the first half of 2017, revenues and cash flows from our oil properties and AERO services have been adversely affected by the decreased oil prices. As a small oil producer with an emerging technology we have not historically generated positive cash flows, and we do not currently generate positive cash flows from operations.

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

As of November 8, 2016, we do not have lines of credit available to us. As a result of the negative operating cash flows and resulting decrease in cash, it is essential that we raise capital during the fourth quarter to fund our operations. We may have difficulty obtaining such additional financing as a result of the decrease in oil prices, our negative cash flows from operations and the significant decrease in our share price.

In order to address our difficult financial situation, we have made, and continue to make, significant cost reductions, in our professional staff, consultants, third-party services and lease operating expenses. We have reduced spending to critical repairs and maintenance and essential replacements of field equipment. In the first quarter of 2016, we completed the implementation of the AERO technology at the Coke field and continue to monitor the field's performance. We are actively pursuing alternatives to raise capital in order to fund our operations and be able to take advantage of an identified opportunity to acquire our first Phoenix project - an abandoned field which we believe has significant economic quantities of oil remaining and is compatible with the AERO technology. We have been in discussions with existing investors for a capital raise at the Glori corporate level in order to improve liquidity and fund certain up-front costs necessary to lease and complete the development planning of the first Phoenix project. Due to the considerable decrease in our stock price and resulting equity market value, such capital raise will likely result in significant dilution to existing shareholders.

The following table sets forth the major sources and uses of cash for the periods presented (in thousands):

	Nine Months Ended September 30,
	2015	2016
Net cash used in operating activities	$(7,703)	$(4,188)
Net cash used in investing activities	$(5,543)	$(1,530)
Net cash used in financing activities	$(4,207)	$(947)

Operating Activities

During the nine months ended September 30, 2016, our operating activities used $4.2 million in cash. Our net loss for the nine months ended September 30, 2016 was $9.1 million. Non-cash items totaled an expense of $5.1 million, consisting of $1.5 million of depreciation, depletion and amortization, $2.8 million for an unrealized loss on the change in fair value of commodity derivatives, $409 thousand for stock based compensation expense, $166 thousand for amortization of deferred loan costs, and $280 thousand for other non-cash expenses. Changes in operating assets and liabilities reduced net cash by $172 thousand for the period. The cash decrease from changes in operating assets and liabilities was caused by a decrease in accounts payable of $707 thousand and a decrease in accrued expenses of $169 thousand. These uses of cash were partially offset by a decrease in accounts receivable of $665 thousand and a decrease in prepaid expenses and other current assets of $39 thousand. The decrease in accounts payable and accrued expenses were due to ad valorem taxes payable which are paid out during the first quarter, invoices related to AERO phase II and a reduction in accrued interest as we had three months of accrued interest for our long-term debt as of December 31, 2015 and only one month as of September 30, 2016.

During the nine months ended September 30, 2015, our operating activities used $7.7 million in cash. Our net loss for the nine months ended September 30, 2015 was $9.2 million. Non-cash items totaled an expense of $4.3 million, consisting of $3.3 million of depreciation, depletion and amortization, $1.1 million for stock based compensation expense, $248 thousand for amortization of deferred loan costs and other non-cash expenses totaling $175 thousand. These non-cash expenses were partially offset by a $368 thousand unrealized gain on the change in fair value of the commodity price swap and a $347 thousand non-cash gain on the sale of the Etzold Field. For a more detailed description of the Etzold Field and its sale, please see NOTE 3 to our condensed consolidated financial statements included with this report. Changes in operating assets and liabilities reduced net cash by $2.8 million for the period. The cash decrease from changes in operating assets and liabilities was caused by a decrease in accounts payable of $1.6 million, a decrease in deferred revenues of $653 thousand, a decrease in accrued expenses of $619 thousand, and an increase in prepaid expenses and other current assets of $32 thousand. These uses of cash were partially offset by a decrease in accounts receivable of $107 thousand. The decrease in accounts payable and accrued expenses was due to the timing of payments for obligations at fiscal year end, and the decrease in deferred revenue is due to recognition of previously unearned revenues which was triggered as certain services projects progressed through the Field Deployment Phase.

Our future cash flow from operations will depend on many factors including our ability to acquire oil fields, successfully deploy our AERO System technology on such oil fields, oil prices and our ability to reduce our expenses.

Investing Activities

Our capital expenditures were $1.5 million for the nine months ended September 30, 2016 compared to $5.5 million for the nine months ended September 30, 2015. For the nine months ended September 30, 2016, a majority of the capital expenditures were associated with implementing phase II of our AERO System technology at the Coke Field, including the drilling of a water source well and the re-entry of two plugged wells for the injection of AERO nutrients. Phase II commenced during March 2016 with the injection of nutrients into two wells. Additional expenditures were made during the 2016 period for unproved property leasing efforts. For the nine months ended September 30, 2015, capital expenditures of $2.9 million were due to the June 1, 2015 purchase and subsequent development of the Bonnie View Field. A majority of the remainder of the capital expenditures were efforts associated with implementing our AERO System technology at the Coke Field, including unitization, drilling of a water source well and an injection well.

Financing Activities

During the nine months ended September 30, 2016, cash used by financing activities was $947 thousand consisting of $567 thousand in principal payments on long-term debt, $300 thousand in deferred charges related to our loan guarantee application to the United States Department of Energy’s LPO, and $40 thousand in annual administrative fees related to our senior secured term loan.

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

Contractual Obligations and Commercial Commitments

At September 30, 2016, we had contractual obligations and commercial commitments as follows (in thousands):

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating lease obligations(1)	$85	$85	$—	$—	$—
Asset retirement obligation(2)	1,670	200	153	702	615
Long-term debt(3)	10,660	10,621	20	19	—
Total	$12,415	$10,906	$173	$721	$615

(1)	Our commitments for operating leases relate to the lease of office and warehouse facilities in Houston, Texas.

(2)	Relates to our oil properties, net of accretion. Current asset retirement obligations included in Accrued expenses on the September 30, 2016 condensed consolidated balance sheet.

(3)	Includes expected future interest payments.

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

In November 2015, the FASB issued Accounting Standards Update No. 2015-17: Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (ASU 2015-17). ASU 2015-17 is part of an initiative to reduce complexity in accounting standards. Current GAAP requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. However, this classification does not generally align with the time period in which the recognized deferred tax amounts are expected to be recovered or settled. To simplify the presentation of the deferred income taxes, ASU 2015-17 requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The current requirement that deferred tax liabilities and assets of an entity be offset and presented as a single amount is not affected by the amendments of ASU 2015-17. For public entities, ASU 2015-17 is effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years; early application is permitted. During the first quarter of 2016 Glori chose to adopt the standard. Because the Company has applied a 100% valuation allowance to its net deferred tax asset, there are no deferred tax accounts reported in the consolidated balance sheet as of September 30, 2016. This Standard would have otherwise been effective for the Company’s fiscal year beginning January 1, 2017, but Management believes that the revised presentation more realistically reflects the Company’s financial position related to deferred income taxes. As allowed by the Standard, the Company has elected to apply the provisions prospectively, and accordingly, has not adjusted deferred tax accounts retrospectively for any earlier periods.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Commodities Risk

Our major commodity price risk exposure is to the prices received for our oil production. Our results of operations and operating cash flows are affected by changes in market prices. Realized commodity prices received for our production are the spot prices applicable to oil in the region produced. Prices received for oil, condensate, and natural gas, none of which are for trading purposes, are volatile and unpredictable and are beyond our control, none of which are for trading purposes. To mitigate a portion of the exposure to adverse market changes, we have entered into derivative instruments. For the three months ended September 30, 2016, a 10% change in the prices received for oil, condensate, and natural gas production would have had an approximate $112 thousand impact on our revenues prior to commodity derivatives which partially mitigate our commodity pricing risk. See NOTE 6 in the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this report for additional information regarding our commodity derivative activities.

Interest Rate Risk

Our floating rate loan facility exposes us to interest rate risk. Our credit facility is based on interest at a floating rate that is subject to increase based upon certain increases in the prime rate or LIBOR. Therefore upward fluctuations in interest rates expose us to additional interest payments. As of September 30, 2016, our credit facility is a $10.0 million current liability which matures in March 2017. An increase of 100 basis points in both the prime and LIBOR interest rate will expose us to a $25,000 quarterly increase in interest.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of September 30, 2016. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2016, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit	Description
3.01	Notification by Glori Energy Inc. received a deficiency letter from the Nasdaq Stock Market LLC (incorporated by reference to Exhibit 3.01 of the Company's Form 8-K, filed August 19, 2016)
3.01
Notification by Glori Energy Inc. to The Nasdaq Stock Market LLC of its intent to file Form 25 Notification of Removal from Listing and/or Registration under Section 12(b) of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 3.01 of the Company's Form 8-K, filed September 8, 2016)

5.01*	Amendment to Employment Agreement and Release by and between Glori Energy Inc. and Victor M. Perez, Chief Financial Officer
5.02*	Amendment to Employment Agreement and Release by and between Glori Energy Inc. and Dr. Michael Pavia, Chief Technology Officer
31.1*	Certification by Kevin P. Guilbeau, Interim Chief Executive Officer and Executive Co-Chairman of the Board, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by Victor M. Perez, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification by Kevin P. Guilbeau, Interim Chief Executive Officer and Co-Chairman of the Board, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification by Victor M. Perez, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

SIGNATURE
Pursuant to the requirements of the Securities and Exchange Act of 1934, I have duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

November 10, 2016
Date

Glori Energy Inc.
Registrant

By:	/s/ Victor M. Perez
Victor M. Perez Chief Financial Officer (Principal Financial Officer)